Form 10-Q
period 1996-03-31
COLE TAYLOR FINANCIAL GROUP INC
filed 1996-05-14
CIK 721059

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                 Commission File
 MARCH 31, 1996                                         NO.  0-23854


                                  COLE TAYLOR
                             FINANCIAL GROUP, INC.
                Exact Name of Registrant as Specified in Charter


        DELAWARE                                    36-3235321
- -------------------------------                 ---------------------
State or Other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                   Identification Number


                        350 EAST DUNDEE ROAD, SUITE 300
                         WHEELING, ILLINOIS 60090-3199
                     Address of Principal Executive Offices

                                 (847) 459-1111
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes X  No_____


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             Class                        Outstanding at May 6, 1996
- -------------------------------           --------------------------
Common Stock, $.01 Par Value                      14,628,334


                      Exhibit Index is located on page 22

                       COLE TAYLOR FINANCIAL GROUP, INC.
                       ---------------------------------

                                     INDEX
                                     -----

PART I. FINANCIAL INFORMATION.............................................. Page
- -----------------------------                                               ----

Item 1. Financial Statements


        Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995...........................   3

        Consolidated Statements of Income -
            Three Months Ended March 31, 1996 and 1995.....................   4

        Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995.....................   5

        Notes to Consolidated Financial Statements.........................   6

Item 2. Management's Discussion and Analysis of the Results
            of Operations and Financial Condition..........................   9

PART II.  OTHER INFORMATION
- -----------------------------

Item 1. Legal Proceedings..................................................  20

Item 2. Changes in Securities..............................................  20

Item 3. Defaults Upon Senior Securities....................................  20

Item 4. Submission of Matters to a Vote of Security Holders................  20

Item 5. Other Information..................................................  20

Item 6. Exhibits and Reports on Form 8-K...................................  20

                       COLE TAYLOR FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                 ------------

                                                       (Unaudited)
                                                         March 31,                December 31,
                                                          1996                       1995
                                                       -----------                -----------

                                ASSETS

Cash and due from banks                                   $58,973                    $68,413
Interest-bearing due from banks                            46,280                     19,134
Federal funds sold                                            300                      5,000
Investment securities:
  Available-for-sale at fair value                        338,512                    361,735
  Held-to-maturity, at amortized cost
   (fair value of $78,036 at
    March 31, 1996 and $80,239 at                          75,085                     76,613
     December 31, 1995)
Loans, less allowance for loan losses
 and dealer discounts of $39,117 at
  March 31, 1996, and $36,524 at                        1,504,012                  1,406,824
   December 31, 1995
Premises, leasehold improvements and                       19,012                     18,679
 equipment, net
Other assets                                               60,046                     52,785
                                                       ----------                 ----------
         Total assets                                  $2,102,220                 $2,009,183
                                                       ==========                 ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                    $283,621                   $317,878
  Interest-bearing                                      1,176,857                  1,041,258
                                                       ----------                 ----------
    Total deposits                                      1,460,478                  1,359,136
Commercial paper borrowings                               150,000                    128,340
Other short-term borrowings                               149,469                    201,579
Accrued interest, taxes and other
 liabilities                                               24,607                     21,929
Long-term debt                                            160,093                    143,660
                                                       ----------                 ----------
    Total liabilities                                   1,944,647                  1,854,644
                                                       ----------                 ----------
Commitments and contingencies
Stockholders' equity
  Preferred stock, $.01 par value;                            ---                        ---
   20,000,000 shares authorized
  Common stock, $.01 par value;
   40,000,000 shares authorized;
   14,581,797
    and 14,571,429 shares issued and
     outstanding at March 31, 1996,
    and December 31, 1995, respectively                       146                        146
  Class A common stock, $.01 par value;                       ---                        ---
   2,000,000 shares authorized
  Surplus                                                  75,325                     75,212
  Retained earnings                                        85,067                     79,516
  Unrealized holding loss on securities
   available-for-sale, net of income
   taxes                                                   (2,708)                       (78)
  Employee Stock Ownership Plan loan                         (257)                      (257)
                                                       ----------                 ----------
    Total stockholders' equity                            157,573                    154,539
                                                       ----------                 ----------
         Total liabilities and                         $2,102,220                 $2,009,183
          stockholders' equity                         ==========                 ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       COLE TAYLOR FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (in thousands, except per share data)
                     ------------------------------------



                                                  For the three months
                                                    ended March 31,
                                                  --------------------
                                                    1996         1995
                                                  -------      -------
Interest income:
     Interest and fees on loans                   $42,243      $31,139
     Interest on investment securities:
          Taxable                                   5,711        6,372
          Tax-exempt                                  982          992
     Interest on federal funds sold                   173          198
                                                  -------      -------
                  Total interest income            49,109       38,701
                                                  -------      -------
Interest expense:
     Deposits                                      12,655       10,740
     Short-term borrowings                          4,600        3,265
     Long-term debt                                 2,998        3,021
                                                  -------      -------
                  Total interest expense           20,253       17,026
                                                  -------      -------
Net interest income                                28,856       21,675
Provision for loan losses                             999        1,277
                                                  -------      -------
                  Net interest income after
                  provision for loan losses        27,857       20,398


     Service charges                                2,103        1,671
     Trust fees                                       856          793
     Mortgage banking income                          338          157
     Other noninterest income                         769          870
                                                  -------      -------

                  Total noninterest income          4,066        3,491
                                                  -------      -------
Noninterest expense:
     Salaries and employee benefits                11,591        9,625
     Occupancy of premises, net                     1,535        1,323
     Furniture and equipment                          852          724
     Computer processing                              596          489
     Advertising and public relations                 493          582
     FDIC deposit insurance                             1          705
     Other noninterest expense                      6,483        3,641
                                                  -------      -------
                  Total noninterest expense        21,551       17,089
                                                  -------      -------
     Income before income taxes                    10,372        6,800
     Income tax provision                           3,509        1,943
                                                  -------      -------
                  Net income                       $6,863       $4,857
                                                  =======      =======

     Primary earnings per share                     $0.45        $0.32
                                                  =======      =======
     Cash dividends declared per share              $0.09        $0.07
                                                  =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                       COLE TAYLOR FINANCIAL GROUP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                              --------------------

                                                            For the three months ended
                                                                    March 31,
                                                            --------------------------
                                                              1996              1995
                                                            ---------         --------
Cash flows from operating activities:
  Net income                                                $  6,863          $  4,857
  Gain on sales of loans                                        (210)               (1)
  Provision for loan losses                                      999             1,277
  Loans originated and held for sale                         (65,490)           (4,573)
  Proceeds from sales of loans originated for sale            28,543             4,317
  Other adjustments to net income, net                          (797)            1,169
  Net changes in other assets and liabilities                 (6,106)            1,162
                                                            --------          --------
    Net cash (used) provided by operating activities         (36,198)            8,208
                                                            --------          --------

Cash flows from investing activities:
  Purchases of available-for-sale securities                                    (6,862)
  Purchases of held-to-maturity securities                                      (2,691)
  Proceeds from principal payments and maturities
   of available-for-sale securities                           18,562             1,120
  Proceeds from principal payments and maturities
   of held-to-maturity securities                              1,517             4,831
  Net increase in loans                                      (59,111)          (21,825)
  Other, net                                                   1,818               311
                                                            --------          --------

    Net cash used in investing activities                    (37,214)          (25,116)
                                                            --------          --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                        101,342           (10,161)
  Net (decrease) increase in short-term borrowings           (30,450)           (8,460)
  Repayments of long-term debt                               (37,167)          (37,111)
  Proceeds from long-term debt                                53,600            70,000
  Net proceeds from issuance of common stock                     113               188
  Payments to acquire common stock                                                (219)
  Dividends paid                                              (1,020)             (725)
                                                            --------          --------

    Net cash provided by financing activities                 86,418            13,512
                                                            --------          --------

  Net decrease in cash and cash equivalents                   13,006            (3,396)
  Cash and cash equivalents, beginning of period              92,547            93,315
                                                            --------          --------

  Cash and cash equivalents, end of period                  $105,553          $ 89,919
                                                            ========          ========

            The accompanying notes are an integral part of these
                      consolidated financial statements.

                       COLE TAYLOR FINANCIAL GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:
   ----------------------

  The consolidated financial statements include the accounts of Cole Taylor Financial Group, Inc. (the "Company") and its subsidiaries, Cole Taylor Bank (the "Bank"), Cole Taylor Finance Co. (the "Finance Company") and CT Mortgage Company, Inc. (the "Mortgage Company"). All intercompany balances and transactions have been eliminated in consolidation.

  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet has been derived from the audited financial statements included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all disclosures required by generally accepted accounting principles.

  Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 1996. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

  The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the 1995 financial statements to conform to the current presentation.

                       COLE TAYLOR FINANCIAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Investment Securities:
   ----------------------

   The amortized cost and estimated fair values of investment securities at March 31, 1996 and December 31, 1995 were as follows (in thousands):

                                                                  March 31, 1996
                                             --------------------------------------------------------
                                                                 Gross         Gross
                                                               Unrealized    Unrealized    Estimated
                                             Amortized Cost      Gains         Losses      Fair Value
                                             --------------    ----------    ----------    ----------
Available-For-Sale:
  U.S. Treasury securities                      $107,799         $  161       $   ---       $107,960
  U.S. government agency securities               46,793            304           (74)        47,023
  Mortgage-backed securities                     188,469            595        (5,535)       183,529
                                                --------         ------       -------       --------
         Total Available-for-sale                343,061          1,060        (5,609)       338,512
                                                --------         ------       -------       --------

Held-to-Maturity:
  State and municipal obligations                 65,750          2,995           (49)        68,696
  Other securities                                 9,335              4             0          9,339
                                                --------         ------       -------       --------
         Total Held-to-Maturity                   75,085          2,999           (49)        78,035
                                                --------         ------       -------       --------

            Total                               $418,146         $4,059       $(5,658)      $416,547
                                                ========         ======       =======       ========



                                                                December 31, 1995
                                             --------------------------------------------------------
                                                                 Gross         Gross
                                                               Unrealized    Unrealized    Estimated
                                             Amortized Cost      Gains         Losses      Fair Value
                                             --------------    ----------    ----------    ----------
Available-For-Sale:
  U.S. Treasury securities                      $110,897         $  964       $  (173)      $111,688
  U.S. Government agency securities               55,131            698           (91)        55,738
  Mortgage-backed securities                     195,827          1,014        (2,532)       194,309
                                                --------         ------       -------       --------
         Total Available-for-sale                361,855          2,676        (2,796)       361,735
                                                --------         ------       -------       --------

Held-to-Maturity:
  State and municipal obligations                 67,110          3,646           (23)        70,733
  Other securities                                 9,503              3           ---          9,506
                                                --------         ------       -------       --------
         Total Held-to-Maturity                   76,613          3,649           (23)        80,239
                                                --------         ------       -------       --------

            Total                               $438,468         $6,325       $(2,819)      $441,974
                                                ========         ======       =======       ========

                       COLE TAYLOR FINANCIAL GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Loans:
   ------

   Loans classified by type at March 31, 1996 and December 31, 1995 were as follows (in thousands):

                                             March 31,         December 31,
                                               1996                1995
                                            ----------         ------------
Commercial and industrial                   $  640,700           $  638,497
Real estate - construction                     151,400              121,547
Real estate - mortgage                         246,087              223,125
Consumer - Bank                                229,565              231,717
Consumer - Finance Company                     376,886              315,567
Other loans                                      1,263                2,061
                                            ----------           ----------
       Gross loans                           1,645,901            1,532,514

Less:  Unearned discount                      (102,772)             (89,166)
       Dealer discounts                        (14,684)             (12,655)
       Allowance for loan losses               (24,433)             (23,869)
                                            ----------           ----------
         Loans, net                         $1,504,012           $1,406,824
                                            ==========           ==========

   Real estate mortgage loans in the table above include loans held-for-sale totaling $52.7 million and $15.7 million at March 31, 1996 and December 31, 1995, respectively.


4. Financial Instruments with Off-Balance Sheet Risk:
   --------------------------------------------------

   The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, forward mortgage loan sales commitments and interest rate swaps. When viewed in terms of the maximum exposure, those instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

   At March 31, 1996, the contractual or notional amounts were as follows:

                                                           Amount
                                                       (in thousands)
                                                       --------------
       Commitments to extend credit                       $387,847
       Standby letters of credit                            55,465
       Forward mortgage loan sales commitments              46,424
       Interest rate swaps                                  75,000


                      COLE TAYLOR FINANCIAL GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


The following presents management's discussion and analysis of the results of operations and financial condition of the Company for the quarter ended March 31, 1996 as compared to the same period in 1995. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this Form 10-Q. Dollar amounts in tables are presented in thousands, except for per share data.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this management discussion and analysis of the results of the operations and financial condition that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results in 1996 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; the ability of the Bank and the Finance Company to succeed in their expansion efforts and to obtain sufficient financing to fund asset growth; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, the United States Government, private issuers of debt obligations and suppliers of other investment alternatives; impact of any strategic transactions undertaken by the Company; federal and state legislation, regulation and supervision of the Bank and the Finance Company; the risk of defaults on loans and sales finance contracts; contractual, statutory and regulatory restrictions of the Finance Company's and the Bank's ability to pay dividends to the Company; and the impact of the Company's guarantees of Finance Company's indebtedness. These and other factors are more fully described in the Company's previous filings with the Securities and Exchange Commission including, without limitation the Company's Prospectus dated May 25, 1994.

OVERVIEW

The Company operates in the financial services industry and is primarily engaged in the banking and consumer loan acceptance businesses through its three subsidiaries, Cole Taylor Bank (the "Bank"), Cole Taylor Finance Co. (the "Finance Company") and CT Mortgage Company, Inc. (the "Mortgage Company"). The Bank, which is headquartered in Chicago, provides a full range of commercial, consumer and mortgage banking services to small and mid-size businesses and to individuals in Chicago neighborhoods and suburban Cook and DuPage Counties through ten branch offices. The Finance Company, which is headquartered in San Antonio, Texas, is engaged in the acquisition of sales finance contracts collateralized by used automobiles. As of March 31, 1996, the Finance Company had 36 offices in fourteen states. The Mortgage Company, which is headquartered near Orlando, Florida, purchases and resells first and second mortgage loans, primarily of sub-prime quality, in seven southeastern states. The previously announced engagement of two investment banking firms to explore strategic alternatives for the Company is still proceeding.

During the first quarter of 1996, the Company's net income rose 41% to $6.9 million, or $0.45 per share, compared with $4.9 million, or $0.32 per share, for the same period last year. Annualized return on average assets increased to

                      COLE TAYLOR FINANCIAL GROUP, INC.
                  MANAGEMENT DISCUSSION AND ANALYSIS OF THE
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1.36% from 1.09% in the comparable period last year. Annualized return on average equity increased to 17.63% from 14.88% in the first quarter of 1995.

Total assets grew $93.0 million, or 4.6%, to $2.10 billion as of March 31, 1996 compared to $2.01 billion at December 31, 1995. During the first three months of 1996, loans grew $99.8 million, or 6.9%, to $1.543 billion from $1.443 billion at December 31, 1995. Deposits increased $101.3 million, or 7.5%, during the first three months of 1996, to $1.460 billion from $1.359 billion at December 31, 1995. Stockholders' equity increased $3.0 million, or 2.0%, to $157.5 million during the first quarter of 1996.

The following table sets forth the total assets of the Company as of the dates indicated, before intercompany eliminations:


                                            March 31,       December 31,
                                              1996             1995
                                          ----------        -----------

Bank                                      $1,818,811        $1,774,032
Finance Company                              274,792           230,259
Mortgage Company                               2,402
Parent Company (principally investment       199,369           182,264
 in subsidiaries)
Consolidated                               2,102,220         2,009,183


The following table highlights the net income (loss) contribution of the Company, before intercompany eliminations (including direct charges of corporate overhead) and without allocation of parent company expenses (in thousands):

                                                   Three months ended
                                                        March 31,
                                                  -------------------
                                                   1996         1995
                                                  ------       ------

     Bank                                         $4,330       $4,091
     Finance Company                               3,625        1,660
     Mortgage Company                               (153)
     Parent Company (excludes dividends from
       subsidiaries)                                (939)        (894)
                                                  ------       ------
     Consolidated                                 $6,863       $4,857
                                                  ======       ======

The Bank reported first quarter 1996 earnings of $4.3 million, a 5.8% increase over the first quarter 1995 earnings of $4.1 million. Annualized return on average assets was flat at .98% and return on average equity was 13.03% as compared to 13.62% in the same period in the previous year. Net interest income increased to $17.6 million from $17.3 million as a result of strong average earning asset growth of $67 million from the first quarter of 1995. The taxable equivalent net interest margin declined to 4.38% in the first quarter of 1996 from 4.52% in the comparable period last year. The provision for loan losses was $1 million, down from $1.3 million a year earlier. Noninterest income was positively impacted by the sale of $23 million in mortgage servicing rights resulting in a $451,000 gain and growth in service charge income of $432,000. These gains were partially offset by market losses of $241,000 on mortgages originated for sale in the secondary market. Noninterest expense increased $437,000, or 3.2%, from the same period last year. Nonperforming asset expense increased $619,000 from the same quarter last year primarily due to the operating expenses and disposition loss of a large nonperforming asset. Expenses also increased with the opening of a new branch in the Chicago suburb of Broadview in late December, 1995 and

                       COLE TAYLOR FINANCIAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


additional growth in the mortgage banking business. Offsetting these expense increases was a decrease in FDIC insurance premiums of $704,000.

The Finance Company reported first quarter 1996 earnings of $3.6 million, a 118% increase over the first quarter 1995 earnings of $1.7 million. Annualized return on average assets decreased to 5.82% from 6.75% in the year earlier period. Annualized return on average equity, excluding subordinated debt, increased to 57.65% from 45.67% in the prior year's period. Net interest income increased to $11.4 million in the first quarter of 1996 from $4.7 million in the comparable period last year. The net interest margin was essentially unchanged at 19.15% compared to 19.35% in the first quarter of 1995. During the first quarter of 1996, gross finance receivables grew to $377 million from $155 million reported a year earlier. Noninterest expense increased to $6.0 million from $2.2 million reported a year earlier, reflecting the increased operating expenses of a growing organization. In addition, in 1996, the Finance Company began charging certain repossession expenses directly to operating expense rather than reflecting these costs as part of the charges to the dealer discount. As of March 31, 1996, the Finance Company had 36 offices operating in fourteen states as compared to 28 offices in twelve states at March 31, 1995.

The Mortgage Company commenced operations in the first quarter of 1996 and incurred a net loss of $153,000 in the quarter. Mortgage originations totaled $1.8 million in the quarter, but no loans were sold as of quarter end.

The Parent Company, on a stand alone basis excluding dividends received from the Bank, reported a first quarter 1996 net loss of $939,000 compared with the first quarter 1995 net loss of $894,000. The expenses at the Parent Company consist principally of interest, salaries and benefits, legal, public relations and professional fees.

The Company operates in two primary business segments (as defined in SFAS
No. 14 - "Financial Reporting for Segments of a Business Enterprise"), banking (including mortgage banking) and consumer finance. Organizational earnings by business segment are impacted by allocations of parent company revenues and expenses such as interest on borrowings, corporate overhead allocation and allocation of income taxes. The allocations are based on various estimates and a predefined formula based upon assets, revenues and employees. Results by business segment would change if different methods were applied. The banking segment earned $3.620 million for the three months ended March 31, 1996, as compared to $3.446 million in the same period the prior year. The consumer finance segment earned $3.243 million in the first quarter of 1996 as compared to $1.411 million the prior year.

                       COLE TAYLOR FINANCIAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

Net interest income (with an adjustment for tax-exempt income) for the first quarter of 1996 was $29.5 million, an increase of 32.2% from the same period in 1995. Growth in net interest income during the first quarter of 1996 over the same period in 1995 was primarily due to the $210 million (12%) increase in average earning assets and the 88 basis point rise in tax-equivalent net interest margin. The increase in average earning assets is primarily due to increases in commercial loans at the Bank and purchased sales finance contracts at the Finance Company.

Net interest margin, which is determined by dividing taxable-equivalent net interest income by average earning assets, increased during the first quarter of 1996 to 6.19%, as compared to 5.31% in the same period in 1995. The increase in net interest margin during the first quarter of 1996 is due to the growth of average earning assets at the Finance Company where significantly higher net interest margins are earned. The Finance Company's contribution to net interest income enabled the Company to report an overall increase in net interest margin during the first quarter of 1996, even though the Bank's net interest margin decreased to 4.38% from 4.52% in the same period in 1995. The Bank's net interest margin decrease is generally reflective of an increased cost of funding. The Finance Company's net interest margin in the first quarter of 1996 was 19.15%, approximating the 19.35% reported for 1995's first quarter.

The following table sets forth certain information relating to the Company's average consolidated balance sheets and reflects the yield on average earning assets and cost of average interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Interest income is measured on a tax-equivalent basis using a 35% rate in each period presented.

                       COLE TAYLOR FINANCIAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------------------------------------------
                                                     1996                                        1995
                                    --------------------------------------------------------------------------------
                                                                  YIELD/                                      YIELD/
                                     AVERAGE                       RATE          AVERAGE                       RATE
                                     BALANCE       INTEREST        (%)           BALANCE       INTEREST        (%)
                                   ----------      --------        ----        ----------      --------        ----
                                                                    (Dollars in thousands)

INTEREST-EARNING ASSETS:
Investment securities (1):
  Taxable                          $  362,374       $ 5,711        6.34        $  403,901       $ 6,372        6.40
  Non-taxable (tax equivalent)         65,954         1,511        9.21            66,506         1,526        9.31
                                   ----------       -------                    ----------       -------
    Total investment securities       428,328         7,222        6.78           470,407         7,898        6.81
                                   ----------       -------                    ----------       -------
Interest-bearing cash
 equivalents                           12,896           173        5.40            13,688           198        5.87
                                   ----------       -------                    ----------       -------
Loans (2):
  Commercial and industrial           777,462        17,676        9.14           693,202        16,261        9.51
  Real estate mortgages               228,591         4,188        7.37           207,426         3,837        7.50
  Installment and other               467,311        20,036       17.24           319,964        10,860       13.77
  Fees on loans                                         428                                         271
  Less:  Allowance for
   loan losses                        (24,248)                                    (22,913)
                                   ----------       -------                    ----------       -------
     Net loans (tax equivalent)     1,449,116        42,328       11.75         1,197,679        31,229       10.57
                                   ----------       -------                    ----------       -------
       Total earning assets         1,890,340        49,723       10.58         1,681,774        39,325        9.48
                                   ----------       -------                    ----------       -------
NONEARNING ASSETS:
  Cash and due from banks              66,932                                      68,057
  Premises and equipment, net          18,931                                      15,293
  Accrued interest and
   other assets                        50,698                                      38,469
                                   ----------                                  ----------
       Total nonearning assets        136,561                                     121,819
                                   ----------       -------                    ----------       -------
TOTAL ASSETS                       $2,026,901        49,723        9.87        $1,803,593        39,325        8.84
                                   ==========       -------                    ==========       -------
INTEREST-BEARING LIABILITIES:
  Interest-bearing deposits:
     Interest-bearing
      demand deposits              $  334,039         2,956        3.56        $  341,133         2,990        3.55
     Savings deposits                 123,027           781        2.55           132,419           853        2.61
     Time deposits                    633,218         8,918        5.66           530,134         6,897        5.28
                                   ----------       -------                    ----------       -------
       Total deposits               1,090,284        12,655        4.67         1,003,686        10,740        4.34
                                   ----------       -------                    ----------       -------
Short-term borrowings                 322,740         4,600        5.73           225,479         3,265        5.87
Long-term debt                        155,213         2,998        7.77           146,004         3,021        8.39
                                   ----------       -------                    ----------       -------
     Total interest-
      bearing liabilities           1,568,237        20,253        5.19         1,375,169        17,026        5.02
                                   ----------       -------                    ----------       -------
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing
   deposits                           283,226                                     271,485
  Accrued interest and
   other liabilities                   18,890                                      24,528
                                   ----------                                  ----------
  Total noninterest-bearing
   liabilities                        302,116                                     296,013
                                   ----------                                  ----------
STOCKHOLDERS' EQUITY                  156,548                                     132,411
                                   ----------       -------                    ----------       -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                           $2,026,901        20,253        4.02        $1,803,593        17,026        3.83
                                   ==========       -------                    ==========       -------
Net interest income (tax
 equivalent)                                        $29,470                                     $22,299
                                                    =======                                     =======
Net interest margin                                                6.19                                        5.31
Interest-bearing liabilities to
  earning assets                        82.96%                                      81.77%

(1)  Investment securities average balances are based on amortized cost.
(2)  Nonaccrual loans are included in the above stated average balances.

                       COLE TAYLOR FINANCIAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The following table presents an additional analysis of net interest income on a taxable-equivalent basis (in thousands):

                                                  Three months ended
                                                       March 31,
                                                 -----------------------
                                                    1996         1995
                                                 ----------   ----------
Net interest income                              $   28,856   $   21,675
Taxable-equivalent adjustments                          614          624
                                                 ----------   ----------
  Tax-equivalent net interest income             $   29,470   $   22,299
                                                 ==========   ==========
Contribution by Company:
  Bank                                           $   18,241   $   17,920
  Finance Company                                    11,442        4,653
  Mortgage Company                                       20            0
  Parent Company                                       (233)        (274)
                                                 ----------   ----------
                                                 $   29,470   $   22,299
                                                 ==========   ==========
Average earning assets:
  Bank                                           $1,673,867   $1,607,256
  Finance Company                                   240,372       97,518
  Mortgage Company                                      723            0
  Consolidated                                    1,914,588    1,704,687

Net interest margin (tax-equivalent):
  Bank                                                 4.38%        4.52%
  Finance Company                                     19.15        19.35
  Mortgage Company                                    11.25         0.00
  Consolidated                                         6.19         5.31


Noninterest Income

Total noninterest income was $4.1 million in the first quarter of 1996, an increase of $575,000, or 16.5%, over first quarter 1995's noninterest income of $3.5 million. Noninterest income was positively impacted by the sale of $23 million in mortgage servicing rights resulting in a $451,000 gain and growth in service charge income of $432,000. These gains were offset by market losses of $241,000 in the pipeline and warehouse of mortgage loans originated for sale in the secondary market.

Noninterest Expense

Noninterest expense increased $4.5 million, or 26.1%, to $21.6 million in the first quarter of 1996, as compared to $17.1 million in the same period in 1995. Salaries and employee benefits increased $2.0 million, or 20.4%, to $11.6 million in the first quarter of 1996, as compared to $9.6 million for the same period in 1995. During this same time period, the average full-time equivalent number of employees at the Company increased 24.9% to 998 from 799. Approximately $1.7 million of the $2.0 million increase in salaries and benefits related to the Finance Company. Repossession and collection expenses at the Finance Company were $1.4 million for the first quarter of 1996 as compared to $134,000 in the same period in 1995. Beginning in 1996, the Finance Company began charging certain repossession expenses directly to operating expenses rather than reflecting these costs as part of the charges to the dealer discount.

                      COLE TAYLOR FINANCIAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Nonperforming asset expenses at the Bank increased $619,000 from the same quarter last year primarily due to the operating expense and disposition loss of a large nonperforming asset. Premises expenses increased with the opening of additional facilities, one at the Bank and eight at the Finance Company between March 31, 1995 and March 31,1996. Offsetting these expense increases was a decrease in FDIC insurance premiums of $704,000.

Income Tax Expense

The income tax provision for the first quarter of 1996 and 1995 was $3.5 million and $1.9 million, respectively. As a percentage of pretax income, the income tax provision for the first quarter of 1996 was 33.8%, versus 28.6% for the first quarter of 1995 and 30.4% for the full year 1995. In 1995, the Company benefited from state tax credits which lowered last year's first quarter rate by 4.7%.


CONSOLIDATED FINANCIAL CONDITION

Earning Assets and Interest-bearing Liabilities

Average earning assets for the first quarter of 1996 were $1.9 billion, an increase of $210 million from the same period in 1995. The increase is primarily due to increases in the average loan portfolio. The largest contributors to this growth were net finance receivables at the Finance Company and commercial loans at the Bank. A portion of the growth in the Bank's loan portfolio was funded by investment security maturities and the remainder through deposit growth. Mortgages held for sale grew to $52.7 million at March 31, 1996 from $15.7 million at December 31, 1995, primarily due to growth in origination volume and a delay in shipping mortgages for final sale into the secondary market. Average total deposits for the first quarter of 1996 increased to $1.4 billion from $1.3 billion the prior year. Average brokered certificates of deposit increased 9.7% to $107 million from $97 million in the same period in 1995. Average certificates of deposit obtained through the National CD Network increased to $45 million from $25 million in March 1995.

The Finance Company began funding a portion of its operations through the issuance of commercial paper in the second quarter of 1995. In the first quarter of 1996, the Finance Company's revolving credit agreement was revised to increase the facility to $220 million from $200 million. A subsequent revision to this credit agreement, after March 31, 1996, increased this facility to $250 million. At March 31, 1996, the Finance Company had $61.2 million outstanding under the facility and $150 million in commercial paper outstanding, which is backed by the facility.

In the first quarter of 1996, the Parent Company's revolving loan agreement was revised to increase the facility to $25 million from $15 million. At March 31, 1996, the Parent Company had $13 million outstanding under the agreement. At December 31, 1995, there were no outstandings under the agreement.

                      COLE TAYLOR FINANCIAL GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Allowance for Loan Losses and Nonrefundable Dealer Discounts

The consolidated provision for loan losses in the quarter was $1 million, down from $1.3 million a year earlier. Annualized net loan charge-offs for the quarter were .74% of average loans compared with .78% for the fourth quarter of 1995. Nonperforming assets as a percentage of loans plus repossessed property was 1.41% compared to 1.49% at December 31, 1995. The allowance and dealer discounts to total loans was 2.53% at March 31, 1996 and December 31, 1995.

The allowance for loan losses was established to provide for those loans which may not be repaid in their entirety. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries. The Finance Company has nonrefundable discounts available against which losses are charged. In conjunction with the purchasing of sales contracts, agreements are entered into with dealers whereby amounts are withheld from nonrefundable discounts. These discounts are maintained to provide protection from potential losses associated with such contracts.

Effective January 1, 1996, the Finance Company adopted the practice of accumulating loss data on individual pools of loans (based on the month of origination) and allocating portions of the dealer discount representing nonrefundable dealer reserves to cover such anticipated losses. To the extent the Company realizes loss experience by pool greater than that initially established, a loan loss reserve will be established by charges to operating expense. The portion of the nonrefundable dealer discount which is not allocated to cover anticipated losses is being amortized into interest income over the estimated life of the loan pool. Formerly, the discount was amortized over the contractual life of the individual loan contracts, subject to aggregate loan charge-offs. Additionally, effective January 1, 1996, repossession expenses, formerly reported as part of net charge-offs, are being reported in other operating expenses. These changes had the effect of increasing the net interest margin, reducing the nonrefundable dealer discount as a percentage of net finance receivables and reducing net charge-offs.

The Bank's ratio of net charge-offs to average total loans (annualized) totaled
 .14% and .51% for the first quarter of 1996 and 1995, respectively. The ratios of allowance to total loans at end of period and allowance to nonperforming loans at end of period both decreased to 1.93% and 204.92%, respectively, at March 31, 1996 from 2.01% and 208.35%, respectively, at March 31, 1995. As of December 31, 1995, these same ratios were 1.97% and 240.59%, respectively. Excluding mortgages held for sale, the ratio of the allowance to total loans was 2.01% at March 31, 1996 and 1995.

The Finance Company's ratio of net charge-offs to average total loans (annualized) totaled 3.66% and 1.76% for the first quarter of 1996 and 1995, respectively. The ratio of allowance and dealer discounts to total loans at end of period decreased to 5.27% at March 31, 1996 from 5.66% at March 31, 1995. The net charge-off ratio for the fourth quarter of 1995 was 4.04% and the allowance and dealer discount ratio to total loans was 5.46% at December 31, 1995. The Finance Company's 1996 asset quality ratios as compared to March 1995 reflect increases with respect to the level of nonperforming loans and repossessions. In management's view, the increase in the level of nonperforming loans and repossessions and net charge-offs reflects the continuing maturation of the finance receivable portfolio.

                        COLE TAYLOR FINANCIAL GROUP, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The following table sets forth the amounts of nonperforming loans and other assets at the end of the periods indicated:


                                                March 31,    December 31,    March 31,
                                                  1996           1995          1995
                                                ---------    ------------    ---------
NONPERFORMING ASSETS - COMPANY TOTALS
Nonaccrual loans (nonperforming loans)           $13,309       $10,946        $11,592
Other real estate                                  1,782         2,928          1,836
Other nonperforming assets                         6,760         7,723          2,146
                                                 -------       -------        -------
  Total nonperforming assets                     $21,851       $21,597        $15,574
                                                 =======       =======        =======

Nonperforming loans to loans                        0.86%         0.76%          0.93%
Nonperforming assets to total loans plus
  repossessed property                              1.41          1.49           1.25
Nonperforming assets to total assets                1.04          1.07           0.85

Loans contractually past due 90 days or
 more and still accruing interest                $ 2,969       $ 3,737        $ 3,075
                                                 =======       =======        =======

NONPERFORMING ASSETS - BANK ONLY
Nonaccrual loans (nonperforming loans)           $11,923       $ 9,921        $10,896
Other real estate                                  1,782         2,928          1,836
Other nonperforming assets                           277         2,488            217
                                                 -------       -------        -------
  Total nonperforming assets                     $13,982       $15,337        $12,949
                                                 =======       =======        =======

Nonperforming loans to loans                        0.94%         0.82%          0.96%
Nonperforming assets to total loans plus
  repossessed property                              1.10          1.26           1.14
Nonperforming assets to total assets                0.77          0.86           0.75

Loans contractually past due 90 days or
 more and still accruing interest                $ 2,969       $ 3,737        $ 3,075
                                                 =======       =======        =======

NONPERFORMING ASSETS - FINANCE COMPANY ONLY
Nonaccrual loans (nonperforming loans)           $ 1,386       $ 1,025        $   696
Other nonperforming assets                         6,483         5,235          1,928
                                                 -------       -------        -------
  Total nonperforming assets                     $ 7,869       $ 6,260        $ 2,624
                                                 =======       =======        =======

Nonperforming loans to loans                        0.50%         0.44%          0.45%
Nonperforming assets to total loans plus
  repossessed property                              2.76          2.64           1.29
Nonperforming assets to total assets                2.86          2.72           2.37

                        COLE TAYLOR FINANCIAL GROUP, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The following table summarizes, for the periods indicated, activity in the allowance for loan losses and nonrefundable dealer discounts, the ratio of annualized net charge-offs to average total loans, the ratio of the allowance and dealer discounts to total loans at end of period, and the ratio of the allowance and dealer discounts to nonperforming loans at end of period:

                                                    Three months ended
                                                         March 31,
                                                  -----------------------
                                                     1996         1995
                                                  ----------   ----------

Average total loans, net of dealer discounts      $1,473,364   $1,220,592
                                                  ==========   ==========
Total loans at end of period                      $1,543,129   $1,244,757
                                                  ==========   ==========

ALLOWANCE FOR LOAN LOSSES:
Allowance at beginning of period                  $   23,869   $   22,833
Charge-offs                                             (666)      (1,721)
Recoveries                                               231          313
                                                  ----------   ----------
  Net charge-offs                                       (435)      (1,408)
                                                  ----------   ----------
Provisions for loan losses                               999        1,277
                                                  ----------   ----------
Allowance at end of period                        $   24,433   $   22,702
                                                  ==========   ==========

NONREFUNDABLE DEALER DISCOUNTS:
Balance at beginning of period                    $   12,655   $    5,351
Nonrefundable dealer discounts established             5,640        2,296
Discount accretion                                    (1,297)        (736)
Net charge-offs                                       (2,314)        (448)
                                                  ----------   ----------
Balance at end of period                          $   14,684   $    6,463
                                                  ==========   ==========

Net charge-offs to average total loans
  (annualized)                                          0.74%        0.61%
Allowance and dealer discounts to total loans
  at end of period                                      2.53         2.34
Allowance and dealer discounts to nonperforming
  loans at end of period                              293.91       251.60

                       COLE TAYLOR FINANCIAL GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Capital Resources

The Company actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet, and the amount and composition of off balance sheet items, in addition to the level of capital.

The Company's capital ratios were as follows for the dates indicated:

                                                 March 31,          December 31,
                                                   1996                 1995
                                                ----------          ------------
    Tier 1 risk-based capital ratio                9.43%                9.97%
    Total risk-based capital ratio                12.17                12.87
    Leverage ratio                                 7.79                 7.67


Based on fully phased in risk-based capital guidelines of the Federal Reserve Bank, a bank holding company is required to maintain a Tier 1 capital to risk-adjusted asset ratio of 4% and total capital to risk-adjusted asset ratio of 8%. Management of the Company has established a minimum target leverage ratio of 5%. Based on Federal Reserve Bank guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

Liquidity:

Earning asset growth at the Bank has continued to exceed core deposit growth, which has necessitated the use of wholesale funding alternatives to fund the Bank's expansion. The Bank increased its use of brokered certificates of deposit, National C/D Network and large public fund deposits to fund its growth over the preceding year. The Bank's continued growth is dependent upon its ability to obtain sufficient financing to fund its asset growth. Management is actively considering additional alternatives to address this need.

A significant portion of the Finance Company's funding is obtained from commercial paper with maturities of 270 days or less. Because the Finance Company's finance contracts receivable have average maturities in excess of one year, the Finance Company's net interest income (and margin) can be negatively impacted in periods of rising interest rates. In addition, the Finance Company's continued growth is dependent upon its continued ability to obtain sufficient financing to fund its purchases of finance contracts. Management is actively considering additional alternatives to address this need.

                       COLE TAYLOR FINANCIAL GROUP, INC.
                          PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS


      Not Applicable


ITEM 2. CHANGES IN SECURITIES


      Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


      Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS


      Not Applicable


ITEM 5. OTHER INFORMATION


      Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits - See Exhibit Index on page 22.
      (b) Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Cole Taylor Financial Group, Inc.
                                     ---------------------------------
                                                (Registrant)



Date: May 10, 1996                   /s/   J. Christopher Alstrin
      ------------                   ----------------------------------
                                           J. Christopher Alstrin *
                                           Chief Financial Officer


* Duly authorized to sign on behalf of the Registrant

                       COLE TAYLOR FINANCIAL GROUP, INC.
                                 EXHIBIT INDEX


  Exhibit                                                                     Page
  Number     Description of Documents                                        Number
- -----------  ------------------------                                        ------
    11       Statement regarding computation of  primary earnings per share.... 23

    27       Financial Data Schedule........................................... 24
