Form 10-Q
period 1996-06-30
COLE TAYLOR FINANCIAL GROUP INC
filed 1996-08-14
CIK 721059

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                         Commission File
 JUNE 30, 1996                                                 No. 0-23854

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


                                (847) 459-1111
              Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X  No
                                          ---   ---


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


            Class                                Outstanding at August 7, 1996
- -----------------------------                    -----------------------------
Common Stock, $.01 Par Value                               14,715,004


                      Exhibit Index is located on page 21

                       COLE TAYLOR FINANCIAL GROUP, INC.
                       ---------------------------------

                                     INDEX
                                     -----


PART  I.  FINANCIAL INFORMATION .................................... PAGE
- -------------------------------                                      ----

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
             June 30, 1996 and December 31, 1995....................    3


           Condensed Consolidated Statements of Income -
             Three and Six Months Ended June 30, 1996 and 1995......    4


           Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1996 and 1995................    5


           Notes to Condensed Consolidated Financial Statements.....    6


Item 2.    Management's Discussion and Analysis of the Results
             of Operations and Financial Condition..................   11



PART II.  OTHER INFORMATION
- ---------------------------


  Item 1.  Legal Proceedings........................................   19


  Item 2.  Changes in Securities....................................   19


  Item 3.  Defaults Upon Senior Securities..........................   19


  Item 4.  Submission of Matters to a Vote of Security Holders......   19


  Item 5.  Other Information........................................   19


  Item 6.  Exhibits and Reports on Form 8-K.........................   19

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (in thousands)
- --------------------------------------------------------------------------------


                                           June 30,         December 31,
                                             1996               1995
                                         ------------       ------------
                 ASSETS

Cash                                            $509             $3,375
Short-term investments                           944              1,454

Finance receivables                          318,547            231,726
Less nonrefundable dealer discounts          (12,255)           (12,655)
                                           ---------          ---------
    Finance receivables, net                 306,292            219,071

Other assets                                  14,268             10,009
Net assets of discontinued operations        143,520            138,653
                                           ---------          ---------
                  Total assets               465,533            372,562
                                           =========          =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Commercial paper                         184,129            127,268
    Long-term debt                           103,668             82,657
    Accounts payable and
      other liabilities                        8,648              8,020
                                           ---------          ---------
                Total liabilities            296,445            217,945
                                           ---------          ---------

Stockholders' equity:
   Preferred stock, $.01 par value;
     20,000,000 shares authorized                ---                ---
   Common stock, $.01 par value;
     40,000,000 shares authorized;
     14,706,341 and 14,571,429 shares
     issued and outstanding at June 30,
     1996, and December 31, 1995,
     respectively                                147                146
   Class A common stock, $.01 par value;
     2,000,000 shares authorized                 ---                ---
   Surplus                                    77,290             75,212
   Retained earnings                          91,819             79,516
   Employee Stock Ownership Plan loan           (168)              (257)
                                           ---------          ---------

              Total stockholders' equity     169,088            154,617
                                           ---------          ---------

              Total liabilities and
                stockholders' equity       $ 465,533          $ 372,562
                                           =========          =========

    See accompanying notes to condensed consolidated financial statements.

               COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (in thousands, except per share data)

                                     For the three months     For the six months
                                         ended June 30,         ended June 30,
                                     --------------------     ------------------
                                       1996        1995         1996      1995
                                     --------     -------     --------  --------
Interest income:
    Interest and fee income          $17,540      $8,045      $32,937   $14,591
    Interest expense                   4,831       2,790        9,020     4,982
                                     -------      ------      -------   -------

           Net interest income        12,709       5,255       23,917     9,609
                                     -------      ------      -------   -------

Other income                             339         262          707       506
                                     -------      ------      -------   -------

Operating expense:
    Salaries and employee benefits     3,680       1,903        6,876     3,534
    Occupancy of premises, net           214         130          429       249
    Furniture and equipment              138          43          235        86
    Computer processing                  110          91          228       184
    Other operating expense            3,066       1,008        5,904     2,035
                                     -------      ------      -------   -------


           Total operating expense     7,208       3,175       13,672     6,088
                                     -------      ------      -------   -------
Income from continuing
 operations before income taxes        5,840       2,342       10,952     4,027
Income taxes                           2,274         941        4,233     1,623
                                     -------      ------      -------   -------

           Net income from continuing
            operations                 3,566       1,401        6,719     2,404
                                     -------      ------      -------   -------

Discontinued operations:
    Income from discontinued
     operations before income taxes    6,445       5,375       11,705    10,490
    Income taxes                       1,936       1,375        3,486     2,636
                                     -------      ------      -------   -------

           Net income from
            discontinued operations    4,509       4,000        8,219     7,854
                                     -------      ------      -------   -------

           Net income                $ 8,075      $5,401      $14,938   $10,258
                                     =======      ======      =======   =======

Primary earnings per share from
 continuing operations               $  0.23      $ 0.09      $  0.44   $  0.16
Primary earnings per share from
 discontinued operations                0.29        0.27         0.53      0.52
                                     -------      ------      -------   -------
           Primary earnings per
            share                    $  0.52      $ 0.36      $  0.97   $  0.68
                                     =======      ======      =======   =======

Cash dividends declared per share    $  0.09      $ 0.07      $  0.18   $  0.14
                                     =======      ======      =======   =======

    See accompanying notes to condensed consolidated finacncial statements.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (in thousands)
                            -----------------------

                                                      For the six months ended
                                                               June 30,
                                                     --------------------------
                                                        1996             1995
                                                     ----------       ---------
Cash flows from operating activities:
     Net income                                       $ 14,938         $10,258
     Adjustments to reconcile net income to
      net cash provided by
      operating activities:
             Dealer discount accretion                  (2,255)         (1,403)
             Depreciation and amortization                 158              17
             Other adjustments to net income, net           68            (334)
             Net changes in other assets and
              liabilities                               (2,686)         (1,512)
                                                      --------         -------
                 Net cash provided by operating
                  activities                            10,223           7,026
                                                      --------         -------

Cash flows from investing activities:
     Loan repayments                                    95,048          43,297
     Loan originations                                (179,890)        (93,874)
     Net increase in assets of discontinued
      operations prior to split-off                     (4,867)         (7,631)
     Other, net                                           (498)           (239)
                                                      --------         -------
                 Net cash used in investing
                  activities                           (90,207)        (58,447)
                                                      --------         -------

Cash flows from financing activities:
     Proceeds from commercial paper                    481,441          25,062
     Repayments of commercial paper                   (424,580)            ---
     Proceeds from long-term debt                      176,950          93,000
     Repayments of long-term debt                     (155,850)        (68,000)
     Net proceeds from issuance of common
      stock                                                979             277
     Payments to acquire common stock                      ---            (220)
     Dividends paid                                     (2,332)         (1,742)
                                                      --------         -------
                 Net cash provided by financing
                  activities                            76,608          48,377
                                                      --------         -------
Net decrease in cash and cash
 equivalents                                            (3,376)         (3,044)
Cash and cash equivalents, beginning of
 period                                                  4,829           5,630
                                                      --------         -------
Cash and cash equivalents, end of period              $  1,453         $ 2,586
                                                      ========         =======

    See accompanying notes to condensed consolidated financial statements.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The consolidated organization consists of Cole Taylor Financial Group, Inc. (the "Company" or the "Parent Company") and its subsidiaries, Cole Taylor Finance Co. (the "Finance Company"), Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc. ("Mortgage"). Cole Taylor Finance Co. operates through wholly owned subsidiaries under the name Reliance Acceptance Corp.

On June 12, 1996 the Board of Directors of the Company approved a definitive share exchange agreement providing for the split-off of the Bank and Mortgage to an investment group headed by the Company's Chairman Jeffrey Taylor, President Bruce Taylor and Company director and co-founder Sidney Taylor. Under the terms of the agreement, the Company will receive between 4.0 and 4.5 million shares of common stock of the Company plus the Bank's used automobile receivables business, principally consisting of cash and sales finance receivables secured by automobiles. The value of the cash and receivables to be transferred to the Company will range from $82 million to $98 million depending on the number of shares exchanged. The transaction must be approved by the Company's stockholders and bank regulatory authorities and is also subject to a ruling of the Internal Revenue Service that the transaction qualifies as a tax free transaction. The Company currently anticipates that the split-off transaction will be consummated by mid-1997.

The split-off entity, consisting of the Bank and Mortgage, qualifies as discontinued operations as defined in Accounting Principles Board Opinion 30 (APB 30). Accordingly, for the three and six months ended June 30, 1996, the Company's unaudited interim condensed consolidated financial statements have been restated to reflect the split-off entity's net assets and financial operations as discontinued operations. The split-off will be accounted for as a non-reciprocal distribution to stockholders and an accounting gain will be recognized at the date of the split-off to the extent the fair value of the split-off entity, measured by the fair value of the shares and cash exchanged, exceeds the Company's basis in the split-off entity. The assets and liabilities of the discontinued operations have been separately classified on the balance sheet as net assets of discontinued operations. A summary of these assets and liabilities is included in footnote 4 of these financial statements.

The consolidated financial statements report the operations of the Finance Company and applicable assets, liabilities and expenses of the Parent Company as continuing operations. The Bank and Mortgage operations and a portion of the Parent Company expenses are reported as discontinued operations. The accounting and reporting policies conform to generally accepted accounting principles and to the general reporting practices within the finance industry. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates may differ from actual results.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 10-K") as filed with the Securities and Exchange Commission. The 1995 10-K does not reflect the Bank and Mortgage as discontinued operations. The December 31, 1995 condensed and consolidated balance sheet presented in this Form 10-Q has been derived from the financial statements included in the Company's 1995 10-K, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2.  FINANCE RECEIVABLES AND NONREFUNDABLE DEALER DISCOUNTS:

The following table summarizes the components of finance receivables on the dates shown (in thousands):

                                                 June 30,     December 31,
                                                  1996           1995
                                                ---------     ------------
     Gross finance receivables                   $429,433       $315,908
        Less:
            Unearned finance charges              110,358         83,612
            Unearned insurance commissions            389            229
            Unearned processing fees                  139            341
                                                 --------       --------
     Finance receivables, before dealer
       discounts                                  318,547        231,726


     Nonrefundable dealer discounts                12,255         12,655
                                                 --------       --------

        Finance receivables, net                 $306,292       $219,071
                                                 ========       ========


The following table summarizes the activity in the nonrefundable dealer discounts for the six month periods ending June 30, 1996 and 1995 (in thousands):



                                                   1996           1995
                                                 --------       --------
     Balance at January 1                         $12,655        $5,351
     Nonrefundable dealer discounts
       established                                 11,353         5,750
     Discount accretion                            (2,255)       (1,403)
     Finance receivables charged to dealer
       discounts                                   (9,498)       (1,259)
                                                  -------        ------
     Balance at June 30                           $12,255        $8,439
                                                  =======        ======

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In conjunction with the purchase of sales finance contracts by the Finance Company, agreements are entered into with dealers whereby amounts are withheld as a discount to provide protection from potential losses associated with such contracts. These nonrefundable dealer discounts are available to cover losses on sales finance contracts.

Effective January 1, 1996, the Finance Company adopted the practice of accumulating loss data on individual pools of loans based on month of origination (pools). The nonrefundable dealer discount within each pool is available to cover losses incurred on the pool or to be accreted into income over the estimated life of the related loans, based upon management's estimate of loan losses. To the extent management's estimate of losses by pool exceeds the related available dealer discount, income accretion, if any, would cease and a loan loss reserve would be established through charges to operating expense. Prior to January 1, 1996, the discount was accreted into income over the contractual life of the loan, subject to aggregate loan charge-offs.

Additionally, effective January 1, 1996, repossession and repair expenses, that were formerly added to the customer loan balances and reported as part of the charge to the dealer discount, are now being immediately reported in other operating expenses as incurred. Repossession expenses reported in other operating expenses were $2.7 million for the six months ended June 30, 1996 as compared to $90,000 for the first six months of 1995.

The Company's policy regarding repossessions was revised to require that repossessed assets and deficiency balance accounts (account balances remaining after the sale of a repossessed asset to be satisfied by the refundable portions of insurance and warranty policies) be charged down to the estimated net realizable value on an immediate basis. Previously, repossessed assets and balances remaining after repossession or sale were charged down to the estimated net realizable value in the month following the 90 and 60 day agings, respectively. The revised timing of recognition of charges to the nonrefundable dealer discount resulted in an increase in charges to the nonrefundable dealer discount of approximately $3.4 million during the second quarter.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3. COMMERCIAL PAPER AND LONG-TERM DEBT:

During the second quarter of 1995, the Finance Company began issuing commercial paper, backed by the Finance Company's revolving credit agreement. The weighted average interest rate of commercial paper outstanding was 5.82% and 6.18% at June 30, 1996 and December 31, 1995, respectively. The maturities on commercial paper extend out no more that 270 days.

The following table reflects certain aspects of the long-term debt of the Parent and Finance Companies:


                                           June 30, 1996       December 31, 1995
                                         ------------------    -----------------
                                                      (in thousands)

                                          BALANCE     RATE      BALANCE    RATE
                                         ---------   ------    ---------  ------
COLE TAYLOR FINANCIAL GROUP, INC.:
- ---------------------------------
Cole Taylor Financial Group
 subordinated notes                      $ 25,000     9.00%     $25,000    9.00%

Cole Taylor Financial Group, Inc.
 $25.0 million unsecured revolving loan,
 bearing interest at prime rate or
 LIBOR plus 1.5%.                          22,600      7.40          --      --

Employee Stock Ownership Plan ("ESOP")
 loan, collateralized by a pledge of
 the Company's stock held by the
 ESOP                                         168      8.00%        257    8.00%

COLE TAYLOR FINANCE CO.:
- -----------------------
Cole Taylor Finance Co. $275 million
 revolving credit agreement bearing
 interest at reference rate plus .50% or
 adjusted LIBOR plus 2.25%                 55,900      7.83%     57,400    8.24%
                                         --------               -------
     Total                               $103,668               $82,657
                                         ========               =======

The interest rates in the preceding table for the Finance Company's revolving credit agreement do not include fees associated with the agreement. These fees, which are included in interest expense in the condensed consolidated financial statements, increase the effective interest rate on the revolving credit agreement by approximately 42 basis points at June 30, 1996.

During the first quarter of 1996, the Parent Company's revolving loan agreement was revised to increase the facility to $25 million from $15 million. The Finance Company's revolving credit agreement was increased from $200 million to $275 million.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. NET ASSETS OF DISCONTINUED OPERATIONS:

The assets and liabilities of the discontinued operations have been separately classified on the balance sheet as net assets of discontinued operations. A summary of these assets and liabilities follows (in thousands):

                                                    June 30,       December 31,
                                                      1996             1995
                                                   ----------     ------------
ASSETS:
   Cash and due from banks                         $   85,997       $    68,413
   Federal funds sold                                  15,400             5,000
   Interest-bearing deposits in other banks            16,090            19,134
   Investment securities                              417,559           438,348
   Loans, net                                       1,259,246         1,187,753
   Premises, leasehold improvements and
     equipment, net                                    17,009            16,907
   Other assets                                        50,483            43,787
                                                   ----------       -----------
       Total assets - discontinued operations       1,861,784         1,779,342
                                                   ----------       -----------
LIABILITIES
  Deposits                                          1,486,128         1,363,511
  Borrowings                                          217,209           263,036
  Accrued interest, taxes and other
    liabilities                                        14,927            14,142
                                                   ----------       -----------
      Total liabilities - discontinued
        operations                                  1,718,264         1,640,689
                                                   ----------       -----------
      Net assets of discontinued operations        $  143,520       $   138,653
                                                   ==========       ===========

A summary of the net income of the discontinued operations for the three and six months ended June 30, 1996 and 1995 is as follows (in thousands):

                               For the three months ended      For the six months ended
                                        June 30,                       June 30,
                               --------------------------      ------------------------
                                   1996          1995            1996            1995
                               ------------  ------------      --------       ---------
Net interest income             $ 18,128       $ 17,094        $ 35,776        $ 34,416
Provision for loan losses         (1,053)        (1,055)         (2,052)         (2,332)

Noninterest income                 4,052          3,595           7,753           6,845

Noninterest expense              (14,682)       (14,259)        (29,772)        (28,439)
Income taxes                      (1,936)        (1,375)         (3,486)         (2,636)
                                --------       --------        --------        --------
      Net income                $  4,509       $  4,000        $  8,219        $  7,854
                                ========       ========        ========        ========

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following presents management's discussion and analysis of the results of operations and financial condition of the Company for the three and six months ended June 30, 1996 as compared to the same periods in 1995. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this Form 10-Q.

The consolidated organization consists of Cole Taylor Financial Group, Inc. (the "Company" or the "Parent Company") and its subsidiaries, Cole Taylor Finance Co. (the "Finance Company"), Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc. ("Mortgage"). Cole Taylor Finance Co. operates through wholly owned subsidiaries under the name Reliance Acceptance Corp.

On June 12, 1996 the Board of Directors of the Company approved a definitive share exchange agreement providing for the split-off of the Bank and Mortgage to an investment group headed by the Company's Chairman Jeffrey Taylor, President Bruce Taylor and Company director and co-founder Sidney Taylor. Under the terms of the agreement, the Company will receive between 4.0 and 4.5 million shares of common stock of the Company plus the Bank's used automobile receivables business, principally consisting of cash and sales finance receivables secured by automobiles. The value of the cash and receivables to be transferred to the Company will range from $82 million to $98 million, depending on the number of shares exchanged. The transaction must be approved by the Company's stockholders and bank regulatory authorities and is also subject to a ruling of the Internal Revenue Service that the transaction qualifies as a tax free transaction. The Company currently anticipates that the split-off transaction will be consummated by mid-1997.

The split-off entity, consisting of the Bank and Mortgage, qualifies as discontinued operations as defined in APB 30 and for the three and six month ended June 30, 1996, the Company's unaudited interim condensed consolidated financial statements have been restated to reflect the split-off entity's net assets and financial operations as discontinued operations. The split-off will be accounted for as a non-reciprocal distribution to stockholders and an accounting gain will be recognized at the date of the split-off to the extent the fair value of the split-off entity, measured by the fair value of the shares and cash exchanged, exceeds the Company's basis in the split-off entity. The assets and liabilities of the discontinued operations have been separately classified on the balance sheet as net assets of discontinued operations.

The consolidated financial statements report the operations of the Finance Company and applicable assets, liabilities and expenses of the Parent Company as continuing operations. The Bank and Mortgage operations and a portion of the
Parent Company expenses are reported as discontinued operations.   All
significant intercompany balances and transactions have been eliminated in consolidation.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


management, and that are subject to certain risks or uncertainties. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate" "believe" "estimate" "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results, performance or achievements in 1996 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risks associated with dependence on a single business segment and other risks and uncertainties relating to the separation of the traditional commercial and consumer banking business from the Company in the split-off; risks regarding the possible non-consummation of the split-off; general economic and business conditions affecting the Company's customers; the ability of the Finance Company to succeed in its expansion efforts and to obtain sufficient financing to fund asset growth; changes in interest rates; the adequacy of the Finance Company's dealer reserves; competition from other finance companies and financial institutions; the impact of any other strategic transactions undertaken by the Company; federal and state legislation, regulation and supervision; the risk of defaults on sales finance contracts; contractual, statutory and regulatory restrictions on the payment of dividends; and, until consummation of the split-off or if the split-off is not consummated, the adequacy of the Bank's allowance for loan losses and other risks relating to the conduct of a commercial and consumer banking business. These and other factors are more fully described in the Company's other filings with the Securities and Exchange Commission including, without limitation, the Company's Prospectus dated May 25, 1994.


OVERVIEW

The Company has operated in the financial services industry, engaged primarily in the banking and consumer loan acceptance businesses. As a result of the split-off, the Finance Company will constitute the sole business operations of the Discussion and Analysis of Results of Operations and Financial Condition, focuses on the continuing operations of the Company and the Finance Company, with separate and summarized discussion of the discontinued operations, consisting of the Bank and Mortgage.

The Finance Company commenced operations in January 1993 and, at June 30, 1996, operated 37 Reliance Acceptance Corp. offices in fourteen states. The Finance Company's headquarters are located in San Antonio, Texas. To date, the Finance Company's operations have focused on purchasing closed-end retail sales finance contracts, in connection with sales of used automobiles.

The Finance Company purchases each sales finance contract in accordance with its underwriting standards and procedures. The majority of automobiles financed by the Finance Company range in age from used current year models to those that are five years old with less than 100,000 miles. Most of the Finance Company's customers have some derogatory credit history, but have performed satisfactorily in recent automobile financing transactions. Typically, loans range for terms of 24 to 60 months at annual interest rates between 18% and 25%. Accounts are repayable in monthly installments and are assessed late payment fees if scheduled payments are not made within ten days of their due date.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


FINANCIAL CONDITION


FINANCE RECEIVABLES

Net finance receivables increased 40% to $306 million at June 30, 1996 from $219 million at December 31, 1995. The increase in finance receivables was primarily attributable to increased production volume in existing offices.

The Company's offices in Texas accounted for approximately 42% of total outstandings, Georgia 16%, and the remainder in the other twelve states where offices are located, none of which exceed 10% of total outstandings. The total number of offices at June 30, 1996, was 37 compared to 30 at June 30, 1995 and 36 at December 31, 1995.


DELINQUENCIES AND REPOSSESSIONS

If an account becomes 61 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquent status, it is classified as delinquent. The following table sets forth certain information with respect to the Company's 61 day and greater contractually delinquent receivables and repossessed assets (in thousands):

                                               As of     As of       As of
                                              6/30/96   12/31/95    6/30/95
                                             --------   --------    -------
    Delinquent receivables (61 days or more   $2,567     $2,063      $1,428
     past due)
    Repossessed assets                         6,646      5,235       2,636
                                              ------     ------      ------
      Total delinquent  receivables and
       repossessed assets                     $9,213     $7,298      $4,064
                                              ======     ======      ======
    Delinquent receivables to gross finance
     receivables                               0.60%      0.65%       0.71%
    Delinquent receivables and repossessed
     assets to gross finance receivables
     plus repossessed assets                   2.11%      2.27%       1.99%

The improvement in the above delinquency ratio reflects the impact of the Company's increased collection efforts. The improvement in the delinquency and repossession ratio reflects the impact of the earlier recognition of expected losses from repossessions.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


NONREFUNDABLE DEALER DISCOUNTS

The following table summarizes, for the periods indicated, period end and average finance receivables, activity in the nonrefundable dealer discounts, charges to dealer discounts and related ratios:



                                            Six Months         Six Months
                                               Ended             Ended
                                           June 30, 1996     June 30, 1995
                                        -----------------   ----------------

Finance receivables, before dealer           $318,547           $148,870
 discount, end of period
Average finance receivables, before           277,176            117,870
 dealer discount

Balance at January 1                         $ 12,655           $  5,351
Nonrefundable dealer discount                  11,353              5,750
 established
Discount accretion                             (2,255)            (1,403)
Net charges to dealer discount                 (9,498)            (1,259)
                                             --------           --------
Balance at June 30                           $ 12,255           $  8,439
                                             ========           ========
Net charge to the dealer discount to
 average finance receivables before
 dealer discount (annualized)                    6.85%              2.15%

Dealer discount to finance receivables
 before dealer discount at end
 of period                                       3.85%              5.67%


Charges to the nonrefundable dealer discount were $9.5 million and $1.3 million for the six month periods ending June 30, 1996 and 1995, respectively. Charges to the dealer discount for the first six months of 1996 increased as compared to the same period in 1995, in part due to earlier recognition of expected losses on unsold repossessions and deficiency balance accounts. The Company's policy regarding repossessions was revised to require that repossessed assets and deficiency balance accounts be charged down to the estimated net realizable value on an immediate basis. Previously, repossessed assets and balances remaining after repossession or sale were charged down to the estimated net realizable value in the month following the 90 and 60 day agings, respectively. Excluding the acceleration of loss recognition on repossessions and deficiency balances, charges to the dealer discount would have been lower. The increased loss experience is due to the above mentioned acceleration of loss recognition, a maturing portfolio and an increase in loss on disposition of repossessions.

Additionally, effective January 1, 1996, repossession expenses which were formerly added to the customer balance and reported as part of the charge to the dealer discount, are now being immediately reported in other operating expenses as incurred. Repossession expenses reported in other operating expenses were $2.7 million for the six months ended June 30, 1996, as compared to $90,000 for the first six months of 1995. The reclassification of repossession expenses in other operating expenses had the effect of

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

reducing reported charges to the dealer discount and increasing operating expenses in comparison to periods prior to 1996.


DEBT

The Finance Company's purchases of sales finance contracts are primarily financed with funds drawn on three principal sources. First, is a $200 million commercial paper facility which is guaranteed by the Company and supported by a $275 million secured senior debt revolving credit agreement. The commercial paper is rated D-2 by Duff & Phelps Credit Rating Service (Duff & Phelps) and F-2 by Fitch Investor Services (Fitch). Second, is the $275 million secured senior debt revolving credit agreement. Third, is advances from the Parent Company.


Duff & Phelps and Fitch have placed the Company's subordinated debt rating and the Finance Company's commercial paper rating on credit watch for possible downgrade as a result of the share exchange agreement and the pending split-off of the Bank and Mortgage. Any downgrading of the Company's credit rating could have the effect of increasing the Company's borrowing rates and the interest rates on the Finance Company's commercial paper and could negatively impact the marketability of the Finance Company's commercial paper.



RESULTS OF OPERATIONS


NET INCOME

For the three and six months ended June 30, 1996, the Company's net income of $8.1 million and $14.9 million represented an increase of 50% and 46%, respectively, as compared to $5.4 million and $10.2 million in the three and six month periods ended June 30, 1995. For the three and six months ended June 30, 1996, income from continuing operations increased to $3.6 million and $6.7 million, representing a 155% and 179% increase as compared to $1.4 million and $2.4 million in the same periods of last year. The increase in net income is primarily attributable to a 131% and 137% increase respectively in average net finance receivables outstanding for the comparable periods. Net income from discontinued operations, comprised of the Bank and Mortgage, increased 13% and 5% for the three and six month periods respectively over the same periods the prior year.


NET INTEREST INCOME

The primary component of net income is net interest income which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and six months ended June 30, 1996, the Company's net interest income increased 142% to $12.7 million and 149% to $23.9 million as compared with $5.3 million and $9.6 million in 1995. The net interest margin (annualized) which is the ratio of net interest income divided by average net receivables was 17.8% and 18.2% in the three and six months ended June 30, 1996 versus 17.0% and 17.3% for the same periods in 1995. The increase in the net interest margin is primarily a result of the Company's commercial paper program which was

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

initiated in May 1995. The program has grown from $25 million outstanding at June 30, 1995 to $185 million at June 30, 1996. Prior to inception of the program, the Finance Company was dependent on its revolving credit facility for funding purposes. Average rates on commercial paper were 5.82% versus borrowings under the revolving credit facility of 7.83% at June 30, 1996.


OTHER INCOME

In 1996, other income increased 29% for the second quarter and 40% for the first six months over the same 1995 periods. These increases are primarily due to the growth in finance receivables. However, other income as a percentage of average finance receivables has declined in the three and six months ended June 30, 1996 as compared to each of the same periods of last year. These declines are the result of management's decision, in early 1996, to include certain fee income received on new contracts, into the nonrefundable dealer discount. A portion of the dealer discount is then accreted into interest income. Prior to 1996, one of the components of other income was the amortization of substantially all of the fees earned from financing the dealers' sale of credit-life-disability insurance and vehicle warranties.


OPERATING EXPENSES

In addition to interest expense, the Finance Company incurs operating expenses in the conduct of its business. The following table summarizes the components of operating expenses for the six months ended June 30 (in thousands):

                                 Three Months Ended June 30,                  Six Months Ended June 30,
                             ------------------------------------      ---------------------------------------
                                        % of                 % of                 % of                   % of
                              1996       ANR       1995       ANR       1996       ANR        1995        ANR
                             ------     -----     ------     -----     ------     -----      ------     ------
Salaries and employee
  benefits                   $3,680      4.90%    $1,903      5.55%   $ 6,876      4.96%     $3,534      6.00%
Occupancy - furniture and
  equipment                     352      0.47        173      0.51        664      0.48         335      0.57
Other operating expenses      3,176      4.22      1,099      3.20      6,132      4.43       2,219      3.76
                             ------      ----     ------     -----    -------      ----      ------     -----
  Total                      $7,208      9.59%    $3,175      9.26%   $13,672      9.87%     $6,088     10.33%
                             ======      ====     ======     =====    =======      ====      ======     =====

ANR = Average finance receivables, before dealer discounts

For the three and six months ended June 30, 1996, operating expenses increased 127% and 125%, respectively as compared to the previous 1995 periods. Overall, operating expenses have increased as a percentage of average finance receivables before dealer discount from 9.26% to 9.59% and decreased from 10.33% to 9.87% for the three and six month periods ending June 30, 1995 and 1996 respectively. Salaries and employees benefits expense and other operating expense have increased as a result of opening seven new branches and an accompanying increase in headcount to 371 from 204 at June 30, 1996 and 1995 respectively. Beginning in 1996, repossession expenses were charged directly to other operating expense rather than reflecting these costs as part of the customer loan balance and resulting charges to the dealer discount.

              COLE TAYLOR FINANCIAL GROUP, INC. AND, SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Repossession expenses reported in other operating expenses were $2.7 million for the six months ended June 30, 1996 as compared to $90,000 for the first six months of 1995. Other operating expenses have increased as a percentage of average finance receivables from 3.20% and 3.76% in the three and six month periods ending June 30, 1995, respectively to 4.22% and 4.43% in the comparable periods in 1996.

DISCONTINUED OPERATIONS

As discussed above, on June 12, 1996, the Board of Directors of the Company approved a definitive share exchange agreement providing for the split-off the Bank and Mortgage. The assets and results of operations related to the Bank and Mortgage subsidiaries were reported in prior years in a separate segment called banking.

The banking segment provides a wide array of diversified financial services including commercial and consumer banking services, both to small and mid-size businesses and to individuals in Chicago neighborhoods and suburban Cook and DuPage counties.

As a result of the agreement to split-off the Bank and Mortgage, all related operating activity of the Bank and Mortgage was reclassified and reported as discontinued operations as of and for the three and six months ended June 30, 1996. Additionally, earlier reported financial results and condition of the Company for the three and six months ended June 30, 1995 and as of December 31, 1995 have been restated to reflect discontinued operations. Management's intent is to complete the split-off transaction by mid-1997.

The Company estimates that a net gain on disposal will be recognized upon consummation of the split-off transaction. No gain will be recognized until the split-off has been completed. A summary of the assets and liabilities and results of discontinued operations is included in footnote 4 of the financial statements included in this Form 10-Q.

For the first six months of 1996 compared to the same period in 1995, net interest income before loan loss provision, improved $1.3 million due to the $71 million growth in average earning assets, offset by a four basis point decline in the net interest margin. For the second quarter of 1996 compared to the same quarter in 1995, net interest income improved $1.0 million due to the $80 million growth in average earning assets and a 4 basis point improvement in net interest margin.

The provision for loan losses for the first six months of 1996 was $280,000 lower than in the same 1995 period. For the second quarter of 1996, the provision was essentially flat when compared to 1995. The loan loss reserve as a percentage of loans was 1.91% and 2.03% at June 30, 1996 and 1995, respectively. Excluding mortgages held for sale, the reserve as a percentage of loans was 1.98% and 2.10% at June 30, 1996 and 1995, respectively.

Noninterest income in 1996 improved $908,000 for the first six months and $457,000 for the second quarter, over the same 1995 periods. These improvements were primarily due to an increase in deposit account and credit card service charges.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Noninterest expenses increased $1.3 million in the first half of 1996, as compared to the first half of 1995. This increase is primarily due to a 7% increase in employee related expenses, increased nonperforming asset expenses relating to the interim operating expenses and disposition of a large nonperforming asset, offset by a $1.4 million decrease in FDIC insurance premiums. For the second quarter of 1996, non interest expenses increased $423,000, primarily due to a 9% increase in employee related expenses, along with a $202,000 increase in advertising and public relations expenditures, offset by a $705,000 decrease in FDIC insurance premiums.


The income tax provision for the first six months of 1996 and 1995, as a percentage of pretax income, was 30% and 25%, respectively. For the second quarter of 1996 and 1995, these percentages were 30% and 26%, respectively. In 1995, the Bank benefited from state tax credits which lowered 1995's effective tax rates.


LIQUIDITY

A significant portion of the Finance Company's funding is obtained from commercial paper with maturities of 270 days or less. Because the Finance Company's finance contracts receivable have average maturities in excess of one year, the Finance Company's net interest income (and margin) can be negatively impacted in periods of rising interest rates. In addition, the Finance Company's continued growth is dependent upon its ability to obtain sufficient financing to fund its purchases of finance contracts. The Finance Company is presently negotiating a permanent increase in the revolving credit agreement and an extension of the maturity date. The existing $275 million secured revolving credit agreement is due to be reduced to $250 million on November 15, 1996. Management is actively pursuing an asset-backed securitization of a portion of its portfolio as one strategy to meet its future funding requirements.


Duff & Phelps and Fitch have placed the Company's subordinated debt rating and the Finance Company's commercial paper rating on watch for a possible downgrade as a result of the share exchange agreement and the split-off of the Bank and Mortgage. Any downgrading of the Company's credit ratings could have the effect of increasing the Company's borrowing rates and the interest rates on the Finance Company's commercial paper and could negatively impact the marketability of the Finance Company's commercial paper. The Company is working with Duff & Phelps and Fitch to reaffirm its prior rating.

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


          Not Applicable



ITEM 5.   OTHER INFORMATION


          Not Applicable



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - See Exhibit Index on page 21.
          (b) Reports on Form 8-K - The Company filed a current Report on
              Form 8-K dated June 12, 1996, to report that the Company had entered into the share exchange agreement with certain members of the Taylor Family providing for the split-off of a portion of the Company's operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Cole Taylor Financial Group, Inc.
                                            ---------------------------------
                                                       (Registrant)



Date: August 14, 1996                          /S/ J. Christopher Alstrin
      ---------------                          --------------------------
                                                J. Christopher Alstrin *
                                                Chief Financial Officer



* Duly authorized to sign on behalf of the Registrant

                       COLE TAYLOR FINANCIAL GROUP, INC.
                                 EXHIBIT INDEX

Exhibit                                                                    Page
Number    Description of Documents                                        Number
- -------   ------------------------                                        ------


11        Statement regarding computation of  primary earnings per share .. 22


27        Financial Data Schedule ......................................... 23


99(c)(2)  Share Exchange Agreement and related Escrow Agreement
          (incorporated by reference to Form 8-K dated June 12, 1996)