Form 10-Q
period 1996-09-30
COLE TAYLOR FINANCIAL GROUP INC
filed 1996-11-14
CIK 721059

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                                   Commission File
SEPTEMBER 30, 1996                                                No.0-23854



                                  COLE TAYLOR
                             FINANCIAL GROUP, INC.
               Exact Name of Registrant as Specified in Charter



       DELAWARE                                                36-3235321
----------------------                                   ----------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No__
    -


The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


               Class                             Outstanding at November 7, 1996
-----------------------------------              -------------------------------
Common Stock, $.01 Par Value                               14,793,866


                     Exhibit Index is located on page 22

                       COLE TAYLOR FINANCIAL GROUP, INC.
                       ---------------------------------

                                     INDEX
                                     -----

PART  I.  FINANCIAL INFORMATION  ...................................................................... PAGE
-------------------------------                                                                         ----

  Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets -
            September 30, 1996 and December 31, 1995  .................................................... 3

          Condensed Consolidated Statements of Income -
            Three and Nine Months Ended September 30, 1996 and 1995  ..................................... 4

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995  ............................................... 5

          Notes to Condensed Consolidated Financial Statements  .......................................... 6

  Item 2. Management's Discussion and Analysis of the Results
            of Operations and Financial Condition  ....................................................... 11

PART II.  OTHER INFORMATION
---------------------------
  Item 1.   Legal Proceedings  ........................................................................... 20

  Item 2.   Changes in Securities  ....................................................................... 20

  Item 3.   Defaults Upon Senior Securities  ............................................................. 20

  Item 4.   Submission of Matters to a Vote of Security Holders  ......................................... 20

  Item 5.   Other Information  ........................................................................... 20

  Item 6.   Exhibits and Reports on Form 8-K  ............................................................ 20

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                    PART I
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (in thousands)
                             ____________________

                                                                        September 30,           December 31,
                                                                           1996                   1995
                                                                      ---------------        ---------------
                        ASSETS

Cash                                                                            $488                $3,375
Short-term investments                                                         1,900                 1,454

Finance receivables                                                          348,662               231,726
Less nonrefundable dealer discounts                                          (13,965)              (12,655)
                                                                          ----------            ----------
  Finance receivables, net                                                   334,697               219,071

Other assets                                                                  25,506                10,009
Net assets of discontinued operations                                        146,228               138,653
                                                                          ----------            ----------
         Total assets                                                       $508,819              $372,562
                                                                          ==========            ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Commercial paper                                                          191,288               127,268
   Long-term debt                                                            133,960                82,657
   Accounts payable and other liabilities                                      7,193                 8,020
                                                                          ----------            ----------

         Total liabilities                                                   332,441               217,945
                                                                          ----------            ----------
Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares authorized                  ---                   ---
  Common stock, $.01 par value; 40,000,000 shares authorized;
    14,764,769 and 14,571,429 shares issued and outstanding
    at September 30, 1996, and December 31, 1995, respectively                   148                   146
  Class A common stock, $.01 par value 2,000,000 shares authorized               ---                   ---

  Surplus                                                                     77,870                75,212
  Retained earnings                                                           98,360                79,516
  Employee Stock Ownership Plan loan                                             ---                  (257)
                                                                          ----------            ----------

         Total stockholders' equity                                          176,378               154,617
                                                                          ----------            ----------

         Total liabilities and stockholders'equity                          $508,819              $372,562
                                                                          ==========            ==========

      See accompanying notes to condensed consolidated financial statements.

               COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share data)


                                FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                ---------------------         ----------------------
                                  1996         1995             1996          1995
                                --------     --------         --------      --------
INTEREST INCOME:
  INTEREST AND FEE INCOME        $18,837       $9,877         $51,774       $24,468
  INTEREST EXPENSE                 5,686        2,977          14,706         7,959
                                --------      -------         -------       -------

         NET INTEREST INCOME      13,151        6,900          37,068        16,509
                                --------      -------         -------       -------

OTHER INCOME                         221          293             928           799
                                --------      -------         -------       -------

OPERATING EXPENSE:
  SALARIES AND EMPLOYEE BENEFITS   3,904        2,318          10,780         5,852
  OCCUPANCY OF PREMISES, NET         254          175             683           424
  FURNITURE AND EQUIPMENT            151           55             386           141
  COMPUTER PROCESSING                 93          117             321           301
  OTHER OPERATING EXPENSE          2,408        1,094           8,312         3,129
                                --------      -------         -------       -------

         TOTAL OPERATING EXPENSE   6,810        3,759          20,482         9,847
                                --------      -------         -------       -------

INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES    6,562        3,434          17,514         7,461
INCOME TAXES                       2,620        1,330           6,853         2,953
                                --------      -------         -------       -------
         INCOME FROM CONTINUING
           OPERATIONS              3,942        2,104          10,661         4,508
                                --------      -------         -------       -------
DISCONTINUED OPERATIONS:
  INCOME FROM DISCONTINUED
   OPERATIONS BEFORE INCOME
   TAXES                           5,928        6,421          17,633        16,911
  INCOME TAXES                     2,000        1,732           5,486         4,368
                                --------      -------         -------       -------

         INCOME FROM DISCONTINUED
           OPERATIONS              3,928        4,689          12,147        12,543
                                --------      -------         -------       -------

         NET INCOME               $7,870       $6,793         $22,808       $17,051
                                ========      =======         =======       =======

PRIMARY EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS             $0.26        $0.14           $0.69         $0.30
PRIMARY EARNINGS PER SHARE FROM
 DISCONTINUED OPERATIONS            0.25         0.30            0.79          0.82
                                ========      =======         =======       =======
  PRIMARY EARNINGS PER SHARE       $0.51        $0.44           $1.48         $1.12
                                ========      =======         =======       =======
CASH DIVIDENDS DECLARED PER
 SHARE                             $0.09        $0.07           $0.27         $0.21
                                ========      =======         =======       =======

     See accompanying notes to condensed consolidated financial statements.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)
                             ---------------------

                                                                              For the nine months ended
                                                                                     September 30,
                                                                              ------------------------
                                                                                  1996         1995
                                                                              -----------   ----------
Cash flows from operating activities:
  Net income                                                                    $22,808         $17,051
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Dealer discount accretion                                                  (3,106)         (1,979)
      Depreciation and amortization                                                 327               6
      Other adjustments to net income, net                                           61            (542)
      Net changes in other assets and
        liabilities                                                             (14,683)            641
                                                                                -------       ---------
               Net cash provided by operating activities                          5,407          15,177
                                                                                -------       ---------

Cash flows from investing activities:
  Loan repayments                                                               100,825          43,859
  Loan originations                                                            (213,209)       (130,859)
  Net increase in assets of discontinued operations prior to
     split-off                                                                   (7,575)        (10,477)
  Other, net                                                                     (1,373)           (514)
                                                                                 -------       ---------

               Net cash used in investing activities                           (121,332)        (97,991)
                                                                                -------        ---------
Cash flows from financing activities:
  Proceeds from commercial paper                                                840,091         312,047
  Repayments of commercial paper                                               (776,071)       (201,884)
  Proceeds from long-term debt                                                  295,470         141,000
  Repayments of long-term debt                                                 (243,910)       (169,000)
  Net proceeds from issuance of common stock                                      1,560             319
  Payments to acquire common stock                                                  ---            (220)
  Dividends paid                                                                 (3,656)         (2,760)
                                                                                -------        ---------

               Net cash provided by financing activities                        113,484          79,502
                                                                                -------        ---------


Net decrease in cash and cash equivalents                                        (2,441)         (3,312)
Cash and cash equivalents, beginning of period                                    4,829           5,630
                                                                                -------        ---------

Cash and cash equivalents, end of period                                         $2,388          $2,318
                                                                                =======        =========

     See accompanying notes to condensed consolidated financial statements.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The consolidated organization consists of Cole Taylor Financial Group, Inc. (the "Company" or the "Parent Company") and its subsidiaries, Reliance Acceptance Corporation (formerly known as Cole Taylor Finance Co.) (the "Finance Company"), Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc.(the "Mortgage Company"). The Finance Company operates through wholly owned subsidiaries under the name Reliance Acceptance Corp.

On June 12, 1996, the Board of Directors of the Company approved a definitive share exchange agreement providing for the split-off of the Bank and Mortgage Company to an investment group headed by the Company's Chairman Jeffrey Taylor, President Bruce Taylor and Company director and co-founder Sidney Taylor. Under the terms of the agreement, the Company will receive between 4.0 and 4.5 million shares of Common Stock of the Company plus (i) the Bank's used automobile receivables business, principally consisting of sales finance receivables secured by automobiles, and (ii) cash amounts. The aggregate value of the cash and receivables to be transferred to the Company will range from $82 million to $98 million depending on the number of shares exchanged. The Company currently anticipates that the split-off will be consummated by the first quarter of 1997.

The split-off entity, consisting of the Bank and Mortgage Company, qualifies as discontinued operations as defined in Accounting Principles Board Opinion 30 (APB 30). The Company has received indications from the significant stockholders, and other executive officers and directors of the Company, of their intent to vote or direct to vote for approval of the split-off of the Bank and Mortgage Company at the next annual meeting of stockholders. The affirmative votes of these stockholders, aggregating approximately 55% of the outstanding shares, will be sufficient to approve the split-off transaction, regardless of the votes of any other stockholders. Accordingly, the Company's consolidated balance sheets as of September 30, 1996 and December 31, 1995 and the consolidated statements of income and cash flows for the three and nine months ended September 30, 1995 and 1996, have been restated to reflect the split-off entity's net assets and financial operations as discontinued operations. The split-off will be accounted for as a non-reciprocal distribution to stockholders and an accounting gain will be recognized at the date of the split-off to the extent the fair value of the split-off entity, measured by the fair value of the shares and cash exchanged, exceeds the Company's basis in the split-off entity. The assets and liabilities of the discontinued operations have been separately classified on the accompanying balance sheet as net assets of discontinued operations. A summary of these assets and liabilities is included in footnote 4 of these financial statements.

The consolidated financial statements report the operations of the Finance Company and applicable assets, liabilities and expenses of the Parent Company as continuing operations. The Bank and Mortgage Company operations and a portion of the Parent Company expenses are reported as discontinued operations, In addition, all expenses directly attributable to the split-off transaction are reported in discontinued operations. The accounting and reporting policies conform to generally accepted accounting principles and to the general reporting practices within the finance industry. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates may differ from actual results.

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the Company's historical consolidated financial statements restated for discontinued operations and the notes thereto included in the Company's Current Report on Form 8-K, dated October 10, 1996 (the "October 1996 8-K"), as filed with the Securities and Exchange Commission. The December 31, 1995 condensed and consolidated balance sheet presented in this Form 10-Q has been derived from the financial statements included in the October 1996 8-K, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  FINANCE RECEIVABLES AND NONREFUNDABLE DEALER DISCOUNTS:

The following table summarizes the components of finance receivables on the dates shown (in thousands):

                                             September 30,         December 31,
                                                 1996                  1995
                                             -------------         ------------
     Gross finance receivables                  $465,298             $315,908
        Less:
          Unearned finance charges               116,150               83,612
          Unearned insurance commissions             486                  229
          Unearned processing fees                     -                  341
                                                --------             --------

     Finance receivables, before dealer
     discounts                                   348,662              231,726

     Nonrefundable dealer discounts               13,965               12,655
                                                --------             --------

        Finance receivables, net                $334,697             $219,071
                                                ========             ========

               COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in the nonrefundable dealer discounts for the nine month periods ending September 30, 1996 and 1995 (in thousands):

                                                 1996         1995
                                             -----------   -----------
     Balance at January 1                      $ 12,655      $ 5,351
     Nonrefundable dealer discounts
      established                                16,551        9,857
     Discount accretion                          (3,106)      (1,979)
     Finance receivables charged to dealer
      discounts                                 (12,135)      (2,498)
                                             ------------  -----------

     Balance at September 30                   $ 13,965      $10,731
                                             ============  ===========

In conjunction with the purchase of sales finance contracts by the Finance Company, agreements are entered into with dealers whereby amounts are withheld as a discount to provide protection from potential losses associated with such contracts. These nonrefundable dealer discounts are available to cover losses on sales finance contracts.

Effective January 1, 1996, the Finance Company adopted the practice of accumulating loss data on individual pools of loans based on month of origination (pools). The nonrefundable dealer discount within each pool is available to cover losses incurred on the pool or to be accreted into income over the estimated life of the related loans, based upon managements estimate of loan losses. To the extent management's estimate of losses by pool exceeds the related available dealer discount, income accretion, if any, would cease and a loan loss reserve would be established through charges to operating expense. Prior to January 1, 1996, the discount was accreted into income over the contractual life of the loan, subject to aggregate loan charge-offs.

Additionally, effective January 1, 1996, repossession and repair expenses, which were formerly added to the customer loan balances and reported as part of the charge to the dealer discount, are now being immediately reported in other operating expenses as incurred. Repossession expenses reported in other expenses were $4.0 million for the nine months September 30, 1996 as compared to $153,000 for the first nine months of 1995.

Effective January 1, 1996, the Companys policy regarding repossessions was revised to require that repossessed assets and deficiency balance accounts (account balances remaining after the sale of a repossessed asset to be satisfied by the refundable portions of insurance and warranty policies) be charged down to the estimated net realizable value on an immediate basis. Previously, repossessed assets and balances remaining after repossession or sale were charged down to the estimated net realizable value in the month following the 90 and 60 day agings, respectively.

               COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  COMMERCIAL PAPER AND LONG-TERM DEBT:

During the second quarter of 1995, the Finance Company began issuing commercial paper, backed by the Finance Company's revolving credit agreement. The weighted average interest rate of commercial paper outstanding was 5.85% and 6.18% at September 30, 1996 and December 31, 1995, respectively. The maturities on commercial paper extend out no more than 270 days.

The following table reflects certain aspects of the long-term debt of the Parent and Finance Companies:

                                                                        September 30, 1996           December 31, 1995
                                                                    --------------------------    -----------------------

                                                                                        (in thousands)
                                                                       BALANCE       RATE           BALANCE       RATE
                                                                    --------------------------    -----------------------
COLE TAYLOR FINANCIAL GROUP, INC.:
----------------------------------
Cole Taylor Financial Group subordinated notes                         $25,000         9.00%         $25,000        9.00%

Cole Taylor Financial Group, Inc. $30.0 million unsecured
 revolving loan, bearing interest at prime rate or
 LIBOR plus 1.5%                                                        25,000         7.50%             ---          ---

Employee Stock Ownership Plan ("ESOP") loan, collateralized
 by a pledge of the Company's stock held by the ESOP                       ---          ---              257        8.00%

COLE TAYLOR FINANCE CO.:
------------------------
Cole Taylor Finance Co. $295 million revolving credit
 agreement bearing interest at reference
 rate plus .50% or adjusted LIBOR plus 2.25%                            83,960         8.35%          57,400        8.24%
                                                                    -----------                   ------------

          Total                                                       $133,960                       $82,657
                                                                    ===========                   ============

The interest rates in the preceding table for the Finance Company's revolving credit agreement do not include fees associated with the agreement. These fees, which are included in interest expense in the condensed consolidated financial statements, increased the effective interest rate on the revolving credit agreement by approximately 37 basis points for the quarter and nine months ending September 30, 1996.

The Finance Company's revolving credit agreement was increased from $275 million to $295 million during the third quarter of 1996 and the unsecured revolving loan increased from $25.0 million to $30.0 million on September 25, 1996.

               COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  NET ASSETS OF DISCONTINUED OPERATIONS:

The assets and liabilities of the discontinued operations have been separately classified on the balance sheet as net assets of discontinued operations. A summary of these assets and liabilities follows (in thousands):

                                                         September 30,       December 31,
                                                             1996                1995
                                                         -------------       ------------
     ASSETS:
          Cash and due from banks                          $   95,137         $   68.413
          Federal funds sold                                   10,950              5,000
          Interest-bearing deposits in other
           banks                                                   61             19,134
          Investment securities                               449,232            438,348
          Loans, net                                        1,235,448          1,187,753
          Premises, leasehold improvements
           and equipment, net                                  15,718             16,907
          Other assets                                         52,361             43,787
                                                           ----------         ----------
               Total assets - discontinued
                operations                                  1,858,907          1,779,342
                                                           ----------         ----------

     LIABILITIES:
          Deposits                                          1,455,525          1,363,511
          Borrowing                                           239,246            263,036
          Accrued interest, taxes and other
           liabilities                                         17,980             14,142
                                                           ----------         ----------
               Total liabilities -
                discontinued operations                     1,712,679          1,640,689
                                                           ----------         ----------

               Net assets of discontinued
                operations                                 $  146,228         $  138,653
                                                           ==========         ==========

A summary of the net income of the discontinued operations for the three and nine months ended September 30, 1996 and 1995 is as follows (in thousands):

                                       For the three months ended         For the nine months ended
                                             September 30,                      September 30,
                                    --------------------------------   --------------------------------
                                         1996             1995              1996             1995
                                    ---------------   --------------   --------------   ---------------
     Net interest income               $ 18,359          $ 17,460         $ 54,135         $ 51,876
     Provision for loan losses             (953)             (965)          (3,005)          (3,297)
     Noninterest income                   4,442             3,402           12,195           10,247
     Noninterest expense                (15,920)          (13,476)         (45,692)         (41,915)
     Income taxes                        (2,000)           (1,732)          (5,486)          (4,368)
                                       --------          --------         --------         --------
               Net income              $  3,928          $  4,689         $ 12,147         $ 12,543
                                       ========          ========         ========         ========

               COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2

The following presents managements discussion and analysis of the results of operations of the Company for the three and nine months ended September 30, 1996 as compared to the same periods in 1995, and the financial condition of the Company as of September 30, 1996, compared to December 31, 1995. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this Form 10-Q.

ORGANIZATION

The consolidated organization consists of Cole Taylor Financial Group, Inc. (the "Company" or the "Parent Company") and its subsidiaries, Reliance Acceptance Corporation (formerly known as Cole Taylor Finance Co.) (the "Finance Company"), Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). The Finance Company operates through wholly owned subsidiaries under the name Reliance Acceptance Corporation.

On June 12, 1996, the Board of Directors of the Company approved a definitive share exchange agreement providing for the split-off of the Bank and Mortgage Company to an investment group headed by the Company's Chairman Jeffrey Taylor, President Bruce Taylor and Company director and co-founder Sidney Taylor. Under the terms of the agreement, the Company will receive between 4.0 and 4.5 million shares of Common Stock of the Company plus (i) the Bank's used automobile receivables business, principally consisting of sales finance receivables secured by automobiles, and (ii) cash amounts. The aggregate value of the cash and receivables to be transferred to the Company will range from $82 million to $98 million depending on the number of shares exchanged. The Company currently anticipates that the split-off will be consummated by the first quarter of 1997.

The split-off entity, consisting of the Bank and Mortgage Company, qualifies as discontinued operations as defined in Accounting Principles Board Opinion 30 (APB 30). The Company has received indications from the significant stockholders and other executive officers and directors of the Company, of their intent to vote or direct to vote for approval of the split-off of the Bank and Mortgage Company at the next annual meeting of stockholders. The affirmative votes of these stockholders, aggregating approximately 55% of the outstanding shares, will be sufficient to approve the split-off transaction, regardless of the votes of any other stockholders. Accordingly, the Company's consolidated balance sheets as of September 30, 1996 and December 31, 1995 and the consolidated statements of income and cash flows for the three and nine months ended September 30, 1995 and 1996, have been restated to reflect the split-off entity's net assets and financial operations as discontinued operations. The split-off will be accounted for as a non-reciprocal distribution to stockholders and an accounting gain will be recognized at the date of the split-off to the extent the fair value of the split-off entity, measured by the fair value of the shares and cash exchanged, exceeds the Company's basis in the split-off entity. The assets and liabilities of the discontinued operations have been separately classified on the accompanying balance sheet as net assets of discontinued operations. A summary of these assets and liabilities is included in footnote 4 of these financial statements.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The consolidated financial statements report the operations of the Finance Company and applicable assets, liabilities and expenses of the Parent Company as continuing operations. The Bank and Mortgage Company operations and a portion of the Parent Company expenses are reported as discontinued operations. In addition, all expenses directly attributable to the split-off transaction are reported in discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management, and that are subject to certain risks or uncertainties. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results, performance or achievements in 1996 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risks associated with dependence on a single business segment and other risks and uncertainties relating to the separation of the traditional commercial and consumer banking business from the Company in the split-off; risks regarding the possible non-consummation of the split-off; dependence on sales of automobiles and related demand by consumers for financing: general economic and business conditions affecting the Company's customers; the continued ability of the Company (a) to find expansion opportunities and to successfully implement the Company's expansion strategy, (b) to obtain new sources of funds through securitizations of automobile loans, public or private offerings of debt securities or otherwise (c) to establish and maintain relationships with automobile dealers and (d) to purchase an increased number of loans meeting the Company's underwriting standards; changes in interest rates; the adequacy of the Finance Company's dealer reserves; competition from other finance companies and financial institutions; the impact of any other strategic transactions undertaken by the Company; federal and state legislation, regulation and supervision; the risk that a portion of the sales finance contracts purchased by the Finance Company will become defaulted contracts or be subject to certain claims of defenses which automobile buyers may assert against automobile dealers or the Finance Company as the holder of the contracts; contractual, statutory and regulatory restrictions on the payment of dividends; and, until consummation of the split-off or if the split-off is not consummated, the adequacy of the Bank's allowance for loan losses and other risks relating to the conduct of a commercial and consumer banking business. These and other factors are more fully described in the Company's other filings with the Securities and Exchange Commission, including without limitation, the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders and the Company's Prospectus dated May 25, 1994.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OVERVIEW

The Company has operated in the financial services industry, engaged primarily in the banking and consumer loan acceptance business. As a result of the split-off, the Finance Company will constitute the sole business operations of the Company. This Management's Discussion and Analysis of Results of Operations and Financial Condition focuses on the continuing operations of the Company and the Finance Company, with separate and summarized discussion of the discontinued operations, consisting of the Bank and Mortgage Company.

The Finance Company commenced operations in January 1993, and at September 30, 1996, operated 46 Reliance Acceptance Corp. offices in sixteen states. The Finance Company's headquarters are located in San Antonio, Texas. To date, the Finance Company's operations have focused on purchasing closed-end retail sales finance contracts in connection with sales of used automobiles.

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

FINANCIAL CONDITION

FINANCE RECEIVABLES

Net finance receivables increased 53% to $335 million at September 30, 1996; from $219 million at December 31, 1995. The increase in finance receivables was primarily attributable to increased production volume in existing offices.

The Company's offices in Texas accounted for approximately 42% of gross finance receivables as of September 30, 1996; offices in Georgia accounted for approximately 16%; and each of the remaining fourteen states where offices are located accounted for less than 10%. The total number of offices at September 30, 1996 was 46 compared to 35 at September 30, 1995 and 36 at December 31, 1995.

DELINQUENCIES AND REPOSSESSIONS

The Company generally suspends the accrual of interest when an account becomes 90 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquency status.

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

If an account becomes 61 or more days contractually delinquent and no full contractual payment is received in the month the account attains such delinquent status, it is classified as delinquent. The following table sets forth certain information with respect to the Company's 61 day and greater contractually delinquent receivables and repossessed assets (in thousands):

                                                                      As of          As of          As of
                                                                     9/30/96       12/31/95        9/30/95
                                                                  -------------  ------------   -------------
     Delinquent receivables (61 days or more past due)                   $5,631        $2,063          $1,762
     Repossessed assets                                                   6,480         5,235           3,309
                                                                  -------------  ------------   -------------
       Total delinquent receivables and repossessed assets              $12,111        $7,298          $5,071
                                                                  =============  ============   =============
     Delinquent receivables to gross finance receivables                  1.21%         0.65%           0.69%
     Delinquent receivables and repossessed assets to gross
       finance receivables plus repossessed assets                        2.57%         2.27%           1.95%

Delinquent accounts 61 days or more past due have increased from 2.1 million dollars, or 0.65% of gross finance receivables, at December 31, 1995 to 5.6 million dollars or 1.21% of gross finance receivables, at September 30, 1996. The increase is due to an increase in the duration of collection activities prior to repossession of collateral, as management believes this results in higher ultimate collection amounts.

While repossessions have increased from $5.2 million at the end of 1995 to $6.5 million at the end of the third quarter of 1996, repossessions have decreased to 1.39% of gross finance receivables at September 30, 1996 from 1.66% at December 31, 1995.

NONREFUNDABLE DEALER DISCOUNTS

The following table summarizes, for the periods indicated, period end and average finance receivables, activity in the nonrefundable dealer discounts, charges to dealer discounts and related ratios:

                                                                            Nine Months Ended   Nine months ended
                                                                             Sept. 30, 1996      Sept. 30, 1995
                                                                            -----------------   -----------------
     Finance receivables, before dealer discount, end of period                      $348,663            $188,257
     Average finance receivables, before dealer discount                              295,499             134,235

     Nonrefundable dealer discount at January 1                                       $12,655              $5,351
     Nonrefundable dealer discount established                                         16,551               9,857
     Discount accretion                                                                (3,106)             (1,979)
     Net charges to dealer discount                                                   (12,135)             (2,498)
                                                                            -----------------   -----------------
     Nonrefundable dealer discount at September 30                                    $13,965             $10,731
                                                                            =================   =================
     Net charges to the dealer discount to average finance receivables
       before dealer discount (annualized)                                               5.48%               2.48%
     Dealer discount to finance receivables before dealer discount at
       end of period                                                                     4.00%               5.70%

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Net charges to the nonrefundable dealer discount were $12.1 million and $2.5 million for the nine month periods ending September 30, 1996 and 1995, respectively. Charges to the dealer discount for the first nine months of 1996 increased as compared to the same period in 1995, in part due to earlier recognition of expected losses on unsold repossessions and deficiency balance accounts. Before the Company's policy, effective January 1, 1996 regarding repossessions was revised to require that repossessed assets and deficiency balance accounts be charged down to the estimated net realizable value on an immediate basis. Previously, repossessed assets and balances remaining after repossession or sale were charged down to the estimated net realizable value in the month following the 90 and 60 day agings, respectively. Excluding the acceleration of loss recognition on repossessions and deficiency balances, charges to the dealer discount in 1996 would have been lower than shown above. The increase in loss experience is due to the above mentioned acceleration of loss recognition, a maturing portfolio and an increase in loss on disposition of repossessions. Management expects a reduction in the rate of accretion income from the dealer discount in future quarters due to the trend of higher static loss experience in certain pools. If management's intensified efforts of recovery from accounts in repossession don't materialize as expected, further adjustment may be necessary, including possible loss provision additions to certain static pool reserves.

Additionally, effective January 1, 1996, repossession expenses, which were formerly added to the customer balance and reported as part of the charge to the dealer discount, are immediately reported in other operating expenses as incurred. Repossession expenses reported in other operating expenses were $4.0 million for the nine months ended September 30, 1996, as compared to $153,000 for the first nine months of 1995. The reclassification of repossession expenses in other operating expenses had the effect of reducing reported charges to the dealer discount and increasing operating expenses in comparison to periods prior to 1996.

DEBT

The Finance Company's purchases of sales finance contracts are primarily financed with funds drawn on three principal sources. First is a $200 million commercial paper facility which is guaranteed by the Company and supported by a $295 million secured senior debt revolving credit agreement. The commercial paper is rated D-2 by Duff & Phelps Credit Rating Service (Duff & Phelps) and F-2 by Fitch Investor Services (Fitch). Second, is the $295 million secured senior debt revolving credit agreement. Third, is advances from the Parent Company.

Duff & Phelps has placed the Company's subordinated debt rating and the Finance Company's commercial paper rating on credit watch for possible downgrade as a result of the share exchange agreement and the pending split-off of the Bank and Mortgage. In addition, Fitch has placed the Finance Company's commercial paper rating on FitchAlert with an evolving status. Any downgrading of the Company's credit rating could have the effect of increasing the Company's borrowing rates and the interest rates on the Finance Company's commercial paper and could negatively impact the marketability of the Finance Company's commercial paper.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


RESULTS OF OPERATIONS

NET INCOME

For the three and nine months ended September 30, 1996, the Company's net income of $7.9 million and $22.8 million represented an increase of 16% and 33%, respectively, as compared to $6.8 million and $17.1 million in the three and nine month periods ended September 30, 1995. For the three and nine months ended September 30, 1996, net income from continuing operations increased to $3.9 million and $10.7 million, representing an increase of 87% and 137%, respectively, as compared to $2.1 million and $4.5 million in the same periods of last year. The increase in net income is primarily attributable to an increase of 100% and 120%, respectively, in average net finance receivables outstanding for the comparable periods. Net income from discontinued operations, comprised of the Bank and Mortgage Company, decreased 16% and 3% for the three and nine months periods, ending September 30, 1996, respectively, over the same periods of the prior year. The decrease in net income from discontinued operations is primarily attributable to increased Parent Company expenses including those expenses directly attributable to the Split-Off transaction.

NET INTEREST INCOME

The primary component of net income is net interest income, which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and nine months ended September 30, 1996, the Company's net interest income increased 91.0% to $13.2 million and 125.0% to $37.1 million as compared with $6.9 million and $16.5 million in the same periods of 1995. The net interest margin (annualized), which is the ratio of net interest income divided by average finance receivables was 15.8% and 16.6% in the three and nine months ended September 30, 1996 versus 16.6% and 16.4% for the same periods in 1995. During the third quarter of 1996, the decrease in net interest margin was a result of higher interest expense due to increased use of the revolving credit agreement, a slowdown in income accretion from the dealer reserve and lower APR's on installment contracts. The slight increase in the net interest margin for the nine months ending September 30, 1996 was primarily a result of the Company's commercial paper program, which was initiated in May 1995. The program has grown from $127.3 million outstanding at September 30, 1995 to $191.3 million at September 30, 1996. Prior to inception of the program, the Finance Company was dependent on its revolving credit facility for funding purposes. Average rates on commercial paper were 5.85% versus borrowings under the revolving credit facility of 8.35% at September 30, 1996.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OPERATING EXPENSES


In addition to interest expense, the Finance Company incurs operating expenses in the conduct of its business. The following table summarizes the components of operating expenses for the three and nine months ended September 30, 1996 and 1995 (in thousands):

                                             Three Months Ended September 30,             Nine Months Ended September 30,
                                                      % of                 % of                     % of                 % of
                                           1996        ANR       1995       ANR          1996        ANR       1995       ANR
                                         --------    -------   --------  --------      --------    -------   --------  --------
     Salaries and employee
       benefits                            $3,904       4.68     $2,318      5.57       $10,780       4.86     $5,852      5.81
     Occupancy - furniture and
       equipment                              405        .49        230       .55         1,069        .48        565       .56
     Other operating expenses               2,501       3.00      1,211      2.91         8,633       3.90      3,430      3.41
                                         --------    -------   --------  --------      --------    -------   --------  --------
          Total                            $6,810       8.17     $3,759      9.03       $20,482       9.24     $9,847      9.78
                                         ========    =======   ========  ========      ========    =======   ========  ========

ANR = Average finance receivables, before dealer discounts


For the three and nine months ended September 30, 1996, operating expenses increased 81% and 108%, respectively, as compared to the comparable 1995 periods. Overall, operating expenses decreased as a percentage of average finance receivables before dealer discount from 9.03% to 8.17% and from 9.78% to 9.24% for the three and nine months periods ending September 30, 1995 and 1996, respectively. Salaries and employees benefits expense and other operating expenses increased as a result of the opening of 11 new branches and an accompanying increase in headcount to 450 at September 30, 1996 from 277 at September 30, 1995. Beginning in 1996, repossession expenses are charged immediately to other operating expense rather than reflecting these costs as part of the customer loan balance and resulting charges to the dealer discount.

Repossession expenses reported in other operating expenses were $4.0 million for the nine months ended September 30, 1996 as compared to $153,000 for the first nine months of 1995. As a result of the treatment of repossession expenses, other operating expenses increased as a percentage of average receivables from 2.91% and 3.41% in the three and nine month periods ending September 30, 1995, respectively, to 3.00% and 3.90% in the comparable periods in 1996.

DISCONTINUED OPERATIONS

As discussed above, on June 12, 1996, the Board of Directors of the Company approved a definitive share exchange agreement providing for the split-off of the Bank and Mortgage Company. The assets and results of operations related to the Bank and Mortgage Company's subsidiaries were reported in prior years in a separate segment called banking.

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

As a result of the agreement to split-off the Bank and Mortgage Company, all related operating activity of the Bank and Mortgage Company was reclassified and reported as discontinued operations as of and for the three and nine months ended September 30, 1996. Additionally, earlier reported financial results and condition of the Company for the three and nine months ended September 30, 1995 and as of December 31, 1995 have been restated to reflect discontinued operations.

The Company estimates that a net gain on disposal will be recognized upon consummation of the split-off transaction. No gain will be recognized until the split-off has been completed. A summary of the assets and liabilities and results of discontinued operations is included in footnote 4 of the financial statements included in this Form 10-Q.

For the first nine months of 1996 compared to the same period in 1995, net interest income before loan loss provision improved $2.3 million due to the $80 million growth in average earning assets, offset by a seven basis point decline in the net interest margin. For the third quarter of 1996 compared to the same quarter in 1995, net interest income improved $899,000 due to the $100 million growth in average earning assets offset by a 11 basis point decline in net interest margin.

The provision for loan losses for the first nine months of 1996 was $292,000 lower than in the same 1995 period. For the third quarter of 1996, the provision was essentially flat when compared to the same period of 1995. The loan loss reserve as a percentage of loans was 1.95% and 2.00% at September 30, 1996 and 1995, respectively. Excluding loans held for sale, the reserve as a percentage of loans was 2.14% and 2.02% at September 30, 1996 and 1995, respectively.

Noninterest income in 1996 improved $1.9 million for the first nine months and $1.0 million for the third quarter over the same 1995 periods. These improvements were primarily due to increases in the mortgage banking income, deposit account and credit card service charges.

Noninterest expenses increased $3.8 million for the first nine months of 1996, as compared to the same 1995 period. This increase is primarily due to a 9% increase in employee related expenses, professional fees related to the split-off transaction totaling $856,000, and increased nonperformings asset expenses relating to the disposition of a large nonperforming asset, offset by a $1.3 million decrease in FDIC insurance premiums. For the third quarter of 1996, non interest expenses increased $2.4 million, primarily due to a 14% increase in employee related expenses and professional fees related to the split-off transaction.

The income tax provision for the first nine months of 1996 and 1995 was 31% and 26% of pretax income, respectively. For the third quarter of 1996 and 1995, these percentages were 34% and 27%, respectively. In 1995, the Bank benefited from state tax credits which lowered 1995's effective tax rates.

              COLE TAYLOR FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY

A significant portion of the Finance Company's funding is obtained from commercial paper with maturities of 270 days or less. Because the Finance Company's finance contracts receivable have average maturities in excess of one year, the Finance Company's net interest income (and margin) can be negatively impacted in periods of rising interest rates. In addition, the Finance Company's continued growth is dependent upon its ability to obtain sufficient financing to fund its purchases of finance contracts. The Finance Company is presently negotiating a permanent increase in the revolving credit agreement and an extension of the maturity date. The existing $295 million secured revolving credit agreement is due to be reduced to $250 million on November 15, 1996. Management is actively pursuing and expects to complete in November 1996 an asset-backed securitization, which will be recorded as a financing for accounting purposes, of a portion of its portfolio as one strategy to meet its future funding requirements.

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


          Not Applicable


ITEM 5.   OTHER INFORMATION


          Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - See Exhibit Index on page 22.
          (b) Reports on Form 8-K - The Company filed a current Report on Form 8-K dated October 10, 1996, to provide (i) the Company's historical financial statements restated for discontinued operations (the "Restated Financials"), reflecting the reclassification of the Company's historical consolidated financial statements for 1995, 1994 and 1993 to present the net assets and the results of operations of the banking segment as a separate component, and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations based upon the Restated Financials.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Cole Taylor Financial Group Inc.
                                    ------------------------------------
                                                  (Registrant)



Date:  November 14, 1996              /s/         J. Christopher Alstrin
       -----------------              ------------------------------------
                                                  J. Christopher Alstrin*
                                                 Chief Financial Officer


                                      /s/         Michael D. Bernick
                                      ------------------------------------
                                                  Michael D. Bernick
                                                 Chief Financial Officer
                                                 Reliance Acceptance Corporation


* Duly authorized to sign on behalf of the Registrant

                       COLE TAYLOR FINANCIAL GROUP, INC.
                                 EXHIBIT INDEX

  Exhibit                                                                       Page
  Number    Description of Documents                                           Number
 --------   ------------------------                                           ------
  11        Statement regarding computation of  primary earnings per share ....

  27        Financial Data Schedule  ..........................................