Form 10-K
period 1996-12-31
RELIANCE ACCEPTANCE GROUP INC
filed 1997-03-31
CIK 721059

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the Fiscal Year Ended
                               December 31, 1996

                         Commission File No.  0-23854

                                   RELIANCE
                            ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
               Exact Name of Registrant as Specified in Charter

          Delaware                                              36-3235321
------------------------------                              ------------------
State or Other Jurisdiction of                              I. R. S. Employer
Incorporation or Organization                                Identification
                                                                 Number
                      400 North Loop 1604 East, Suite 200
                           San Antonio, Texas 78232
              Address of Principal Executive Offices and Zip Code

                                (210) 496-5910
              Registrant's Telephone Number, Including Area Code

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                     --------------------------------------
                                Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.              ________

Aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price of the Registrant's common stock on March 24, 1997, and for the purposes of this calculation only, the assumption that all of the Registrant's executive officers and directors are affiliates):
$71,990,000.

On March 24, 1997, there were 10,870,643 shares of the Registrant's common stock issued and outstanding.

Portions of the Reliance Acceptance Group, Inc. Proxy Statement for the 1997 Annual Meeting ("Company's 1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------
             (formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)
             -----------------------------------------------------

                                     INDEX
                                     -----


Part  I.                                                                Page
----------------------------------------------------------------------------
No.
---

 Item   1. Business....................................................   3
 Item   2. Properties..................................................   6
 Item   3. Legal Proceedings...........................................   6
 Item   4. Submission of Matters to a Vote of Security Holders.........   6

Part II.
--------

 Item   5. Market for Registrants Common Stock and Related
           Stockholder Matters.........................................   8
 Item   6. Selected Financial Data.....................................   8
 Item   7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   8
 Item   8. Financial Statements and Supplementary Data.................   8
 Item   9. Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................   8

Part  III.
----------

 Item  10. Directors and Executive Officers of the Registrant..........   9
 Item  11. Executive Compensation......................................   9
 Item  12. Security Ownership of Management and Certain Beneficial
           Owners......................................................   9
 Item  13. Certain Relationships and Related Transactions..............   9

Part IV.
--------

 Item  14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K....................................................  10

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------
             (formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)
             -----------------------------------------------------


Item 1.  Business

Reliance Acceptance Group, Inc. (the "Company" or the "Parent Company") formerly known as Cole Taylor Financial Group, Inc., is a financial services company engaged in the consumer loan acceptance business through its wholly owned subsidiaries operating as Reliance Acceptance Corporation (formerly known as Cole Taylor Finance Co.) (the "Finance Company").

Recent Developments

On February 12, 1997, the Company closed the transactions (the "Split-Off Transactions") contemplated by the Amended and Restated Share Exchange Agreement dated as of June 12, 1996, by and among the Company and the Taylor Family Group (as defined below), including the following transactions: (1) the Taylor Family Group exchanged 4,500,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock") with the Company for all of the outstanding common stock of Taylor Capital Group, Inc. ("Taylor Capital"), which owned all of the outstanding common stock of Taylor Capital Bank (the "Bank"), all of the outstanding common stock of CT Mortgage Company, Inc. and an investment in Alpha Capital Fund II, L.P., and (2) the Finance Company received $52 million in cash and all of the used automobile receivables business of the Bank consisting of, among other things, used automobile finance contracts having a fair market value of $31 million. The "Taylor Family Group" means an investor group consisting of Jeffrey W. Taylor, Bruce W. Taylor, Sidney J. Taylor, Iris A. Taylor, Cindy Taylor Bliel, the Taylor Family Partnership and a series of related trusts. Prior to their resignations in connection with the closing of the Split Off Transactions on February 12, 1997, Jeffrey W. Taylor had been the Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Bank, Bruce W. Taylor had been a director and President of the Company and President and Chief Executive Officer of the Bank, Sidney J. Taylor had been a director of the Company and chairman of the Executive Committee of the Company's Board of Directors and certain investors in The Taylor Family Partnership were present or former directors of the Bank.

The Finance Company

The Finance Company's headquarters are located in San Antonio, Texas. To date, the Finance Company's operations have focused on purchasing closed-end retail sales finance contracts, primarily in connection with sales of used automobiles by franchised dealers. The Finance Company commenced operations in January, 1993 and, at December 31, 1996, operated 53 Reliance Acceptance Corp. offices, with six offices in Georgia, four offices in Ohio, eighteen offices in Texas, four offices in Florida, three offices in Colorado, two offices in Indiana, three offices in Tennessee, two offices in Nevada, one office in New Mexico, one office in Kentucky, one office in South Carolina, one office in Arizona, four offices in Illinois, one office in North Carolina, one office in Missouri and one office in Washington. In 1997, the Finance Company plans on opening several additional offices in these and other states.

The Company's offices in Texas accounted for approximately 42%, 42%, and 54% of gross finance receivables as of December 31, 1996, 1995, 1994 respectively: offices in Georgia accounted for 14%, 12% and 16% of gross receivables as of December 31, 1996, 1995 and 1994, respectively; and offices in Ohio accounted for 7%, 9% and 14% of gross receivables as of December 31, 1996, 1995, and 1994 respectively. Each of the remaining states where offices are located accounted for less than 10% of total gross finance receivables throughout the three years.

The Finance Company operates through a series of wholly owned subsidiaries and a network of decentralized branch offices under the name of Reliance Acceptance Corp. Each office is staffed with a branch manager who reports to an experienced regional director. A typical Reliance Acceptance Corp. branch is located in an office building that is reasonably close to the new and used car automobile dealers that send sales finance contracts to the Finance Company's branch offices for purchase approval. Having no direct loans, but only sales finance contracts in their portfolio permits branch offices to operate efficiently with a small staff and control their overhead expenses.

Dealer Loan Origination

Each branch office of the Finance Company purchases sales finance contracts from dealers located in its local market area. In cities having multiple offices, one office serves as a central contract purchasing office for all branches in that city. Relationships are established with automobile dealers after performing credit reviews on the dealers. Dealers who are approved for purchase of sales finance contracts enter into a contractual relationship with the Finance Company. This contract specifies, among other things, the percentage of dealer discount for possible credit loss that will be deducted from the purchase proceeds of sales finance contracts for each contract purchased by the Finance Company. The Finance Company competes for business on the basis of service, namely in rapid response times for approval or disapproval of credit applications, a local presence and consistent application of the Finance Company's underwriting standards, and immediate funding of sales finance contract

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------
             (formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)
             -----------------------------------------------------
                                    PART I


purchases upon delivery of all required documents. The Finance Company serves more than 1,500 franchised automobile dealers.

Underwriting

The Finance Company purchases each sales finance contract in accordance with its underwriting standards and procedures, which are intended to assess the applicant's ability to repay the amounts due on the loan and the adequacy of the financed vehicle as collateral. The majority of automobiles financed by the Finance Company range in age from used current year models to those that are five years old with less than 100,000 miles. Most of the Finance Company's customers have some derogatory credit history, but have performed satisfactorily in previous automobile financing transactions.

Nonrefundable Dealer Discounts

As protection to the Finance Company for possible credit losses, the Finance Company purchases each sales finance contract at a discount from its stated amount for the purpose of absorbing credit losses. Discounts are not refundable to dealers; nor are dealers required to fund losses in excess of the discount. The applicable discount is negotiated with each dealer. These dealer discounts, net of charges to dealer discount for credit losses, have previously been accredited to income over the terms of the contracts using the level-yield method. The Finance Company discontinued accretion of the dealer discount on October 1, 1996 to provide greater protection for possible credit losses. In addition to the loss protection provided by the unamortized, nonrefundable dealer discounts the Finance Company has established an allowance to absorb potential credit losses not covered by the remaining discount.

Internal Reviews

Finance Company policy provides that each branch office be formally examined at least every three months by a regional director. This examination includes a review of the credit quality of the sales finance contracts that were purchased by the branch, business development activities and internal operating procedures to ensure compliance with established policies.

Sources of Funds

The Finance Company's purchases of sales finance contracts are primarily financed with funds drawn pursuant to two principal sources. The Company's primary source of funds is the $250 million secured senior debt revolving credit agreement with a group of several lenders, led by Bank America Business Credit, Inc. The arrangement is secured by the finance receivables of the Finance Company, other than those that are part of the securitization described below. The revolving credit agreement expires on July 12, 1997, although the Company is currently in negotiations to extend the revolving credit agreement. Outstanding borrowings bear interest at floating rates, at the Finance Company's option, either equal to a reference rate plus .5% or adjusted LIBOR plus 2.25%. The revolving credit agreement includes financial covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratio of the allowance for loan losses and nonrefundable dealer discounts to finance receivables, the ratio of unsubordinated debt to borrowing base (as defined), the ratio of adjusted net income (as defined) to interest expense and to fixed charges (as defined), and the charge-off policy. It also contains restrictions, among others, as to dividend payments, merger or disposal of assets, and creation of liens on assets owned or acquired. This facility is subject to a "keep well" agreement with the Parent Company.

The Company completed a securitization of finance receivables on November 20, 1996 for approximately $126 million. The securitization was structured as an "on balance sheet", financing transaction rather than using "gain on sale" accounting treatment. As such, the transaction is analogous to a fixed-rate, secured financing at an interest rate of approximately 7%. The proceeds of the securitization were used primarily to pay down debt, particularly amounts drawn under the revolving credit agreement. If market conditions warrant, the Company may consider further securitizations, or issuances of fixed or floating rate debt securities, either publicly or privately placed, as alternatives to additional bank financing.

Prior to February, 1997, the Company also used a $200 million commercial paper facility, guaranteed by the Company and supported by the revolving credit agreement discussed above. The primary advantage offered by commercial paper to the

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------
             (formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)
             -----------------------------------------------------
                                    PART I


Company is its attractive interest rate, generally 200 or more basis points lower than bank financing. Its primary disadvantage is its short-term nature, with a term not exceeding 270 days. The Finance Company's commercial paper was previously rated D-2 by Duff & Phelps Credit Rating Service and F-2 by Fitch Investor Services. Both ratings were in effect as of December 31, 1996. These ratings meant the Finance Company's commercial paper was "investment grade" and therefore marketable to purchasers of commercial paper. But on March 11, 1997, Duff & Phelps downgraded the Finance Company's commercial paper rating from D-2 to D-4 and its subordinated debt to BB from BB+ (see below), and on March 13, 1997, Fitch lowered its rating on the commercial paper to F-S. At the current ratings, the Finance Company's commercial paper is below investment grade and therefore not marketable. The Finance Company's access to the commercial paper market since late January, 1997 already had been severely curtailed owning to perceived conditions in the sub-prime auto finance sector generally, particularly its declining credit quality in the fourth quarter of 1996. At December 31, 1996, $147 million in commercial paper was outstanding. By March 20, 1997, only $0.5 million in commercial paper was outstanding. All of the commercial paper was repaid on or before it became due mostly by borrowings under the revolving credit agreement. Unless and until the credit ratings are upgraded, the Finance Company will not access the commercial paper market and will continue to rely primarily on its bank lines and possibly other financings, including securitizations, for funding.

The Finance Company previously relied, to some extent, on loans from its parent company, based on separate Company borrowings from bank lines or dividends from other subsidiaries. This source of funds is no longer present as a result of the split-off transaction. The Company currently has a $25 million investment as subordinated debt in the Finance Company, in addition to its equity investment.

Competition

The consumer finance business is highly competitive. The Finance Company's principal competitors are similar finance companies which purchase sales finance contracts secured with used automobiles. Other competitors of the Finance Company include well-established financial institutions, such as banks, savings and loan organizations, small loan companies, credit unions, a variety of local, regional and national consumer financing institutions and captive finance companies of automobile manufacturers. Many of these competitors have greater financial, technical and marketing resources than the Company and offer other forms of financing to automobile dealers, including, but not limited to, vehicle floor plan financing and leasing.

Employees

As of December 31, 1996, the Finance Company had a total of approximately 520 full-time equivalent employees. None of the employees of the Finance Company are subject to a collective bargaining agreement. The Finance Company considers its relationships with its employees to be good.

Used Automobiles Receivable Business

The used automobile receivable business (the "Bank Qualified Business"), received by the Finance Company pursuant to the Share Exchange Agreement, purchases sales finance contracts from dealers in the local area. The Bank Qualified Business worked with over 75 franchise dealers as of December 31, 1996. The Bank Qualified Business competes for business on the basis of service, namely rapid response times for the approval or disapproval of credit applications, a local presence, and competitive interest rates. As such, these customers generally pay lower interest rates and experience lower default rates than other customers of the Finance Company. The majority of automobiles financed range from late model cars to those that are six years old with less than 80,000 miles. The Bank Qualified Business purchases the sales finance contracts at par value or at a premium, based on competitive market rates.

Governmental Regulations

The Company's consumer finance business generally is subject to federal and state regulation and supervision. Licensing or registration is required in various states. In addition, the Company is subject to applicable usuary and other similar laws in the jurisdictions where the Company operates. These laws generally limit the amount of interest and other fees and charges that a creditor may contract for, charge or receive in connection with lending money. Applicable local law typically establishes penalties for violations of these laws in that jurisdiction. The penalties could include the forfeiture to the obligor

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------
             (formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)
             -----------------------------------------------------
                                    PART I


of usurious interest contracted for, charged or received and, in some cases, all principal as well as all interest and other charges that the loan carries with it.

In addition to these laws, several other federal and state consumer credit and protection laws, including the Federal Truth-In Lending Act, the Federal Equal Credit Opportunity Act, the Federal Fair Credit Reporting Act and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions, sales practices, credit discrimination, credit reporting and disclosure and debt collection. These laws mandate certain disclosures with respect to finance charges on retail installment sales finance contracts and impose certain other restrictions on lenders. The so called "lemon laws" enacted by the federal government and various states provide certain rights to purchasers with respect to consumer products that fail to satisfy express warranties. The application of such laws or violations of such other federal and state laws may give rise to a claim or defense of a consumer against a dealer and its assignee, including the Company.

Certain of these laws also regulate the Company's loan servicing activities, including its methods of collection and repossession. Under the law applicable in most states, a creditor can repossess a motor vehicle or other collateral securing a loan by voluntary surrender, "self-help" repossession that is without breach of the peace and, in the absence of voluntary surrender and the ability to repossess without breach of the peace, by judicial process. Consumer protection laws in most states place restrictions on repossession sales, including requiring prior notice to the debtor and commercial reasonableness in affecting such a sale.

Under the laws applicable in most states, a creditor is entitled to obtain a deficiency judgement from a debtor for any deficiency on repossession and resale of the motor vehicle or other collateral securing such debtor's loan. Such resale must, however, be commercially reasonable and notification of the time and place of the resale must be provided to the debtor. Certain other statutory provisions, including federal and state bankruptcy and insolvency laws may, however, limit or delay the ability of a lender to repossess and resell collateral or enforce a deficiency judgement.

Item 2.  Properties

The Company's headquarters are located in approximately 20,000 square feet of leased space in San Antonio, Texas. The lease expires in June 2000.

Each of the branch offices of the Finance Company is located in rented space in an office building that is reasonably close to the new and used car automobile dealers from which the Finance Company purchases sales finance contracts. The offices range in size from approximately 600 square feet to 3,000 square feet. Monthly lease payments range from $600 to $3,000, and lease terms range from one to five years in duration.

The used automobile receivables business received under the Share Exchange Agreement is located in approximately 3,900 square feet of leased space in Northbrook, Illinois. The lease expires in January 1998.

Item 3.  Legal Proceedings

The Company and the Finance Company are from time to time parties to various legal actions arising in the normal course of business. Management knows of no proceeding, threatened or pending against the Company or the Finance Company, that is likely to have a material adverse impact on the respective financial condition or results of operations of the Company or the Finance Company.

Item 4. Submission of Matters to a Vote of Security Holders The following matters were submitted to a vote of security holders on November 15, 1996:

          1. To consider and vote upon a proposal to approve (1) the Share Exchange Agreement, dated as of June 12, 1996 and amended and restated as of June 12, 1996 (as amended and restated, the Share Exchange Agreement"), by and among the Company and The Taylor Family Group, and (2) the transactions

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------
             (formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)
             -----------------------------------------------------
                                    PART I


               contemplated by the Share Exchange Agreement. These transactions include (i) the Company's exchange of (A) all of the stock of a newly formed subsidiary of the Company holding all of the capital stock of Cole Taylor Bank and certain other assets for (B) shares of the Company's common stock held by the Taylor Family and certain other parties, and (ii) the transfer by Cole Taylor Bank of certain assets to the Company,
          2. To consider and vote upon a proposal to approve an amendment to the Company's Certificate of Incorporation to change the name of the Company from "Cole Taylor Financial Group, Inc." to "Reliance Acceptance Group, Inc.," to take effect upon consummation of the Split-Off Transactions, and
          3. To elect five Class II directors to serve for a term of three years or until their successors have been elected and qualified.

The results of the matters submitted to a vote of security holders was approved by stockholders as follows:

          1. The stockholder vote in Item No. I, above, was 11,559,873 votes in favor, 33,405 opposed and 49,220 votes abstaining.

          2. The stockholder vote in Item No. 2, above, was 12,712,846 votes in favor, 56,252 votes opposed and 49, 496 abstaining.

          3. All Class II directors received a plurality of those votes cast in person or by proxy, and were therefore elected. The directors elected were Ross J. Mangano, William S. Race, Howard B. Silverman, Bruce W. Taylor and Richard Tinberg. Messrs. Taylor and Tinberg resigned on February 12, 1997, pursuant to earlier arrangements, in connection with The Split-Off Transaction.

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ National Market (symbol RACC (formerly symbol CTFG)). The high and low sales prices for the common stock as reported on the NASDAQ National Market are set forth in the following table for the periods indicated:

          Quarter                 High                   Low
          -------                 ----                   ---
1996:
First Quarter                    $29.75                 $22.00
Second Quarter                    31.25                  23.00
Third Quarter                     30.75                  26.25
Fourth Quarter                    32.00                  26.50
1995:
First Quarter                    $21.00                 $16.50
Second Quarter                    20.75                  16.50
Third Quarter                     24.25                  17.00
Fourth Quarter                    30.75                  23.25

As of March 24, 1997, the approximate number of stockholders of record of the common stock was 570, based upon securities position listings furnished to the Company by the transfer agent and registrar.

The Company has paid regular cash dividends on the Common Stock since the first quarter of 1992 The following table sets forth, for each quarter in 1996 and 1995, the dividends paid on the Common Stock:

                                                            Dividends Per Share
          1996:
          First Quarter                                            $0.09
          Second Quarter                                            0.09
          Third Quarter                                             0.09
          Fourth Quarter                                            0.09

          1995:
          First Quarter                                            $0.07
          Second Quarter                                            0.07
          Third Quarter                                             0.07
          Fourth Quarter                                            0.07


The holders of the Common Stock are entitled to receive such dividends as are declared by the Board of Directors of the Company, which considers payment of dividends quarterly. It is the intention of the Company to continue to pay cash dividends on the Common Stock. There is no assurance that dividends will be paid by the Company or that dividends will not be reduced or eliminated in the future. In determining the timing and amount of dividends the Board of Directors considers the earnings, capital requirements and debt of the Company, as well as general economic conditions and other relevant factors. The Company's ability to pay dividends is limited pursuant to its revolving line of credit agreement.

Item 6.  Selected Financial Data

The information for this item is included in the section entitled "Selected Consolidated Financial Data" in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information for this item is included in the section entitled "Management's Discussion and Analysis of the Results of Operations and Financial Condition" in this report.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant and report of independent auditors are included below:

     Report of KPMG Peat Marwick LLP, Independent Auditors
     Consolidated Balance Sheets - December 31, 1996 and 1995
     Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Changes in Stockholders' Equity - Years ended
      December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows - Years ended December 31, 1996,
      1995 and 1994
     Notes to Consolidated Financial Statements
     Unaudited Pro Forma Condensed Balance Sheet - December 31, 1996 Unaudited Pro Forma Condensed Statement of Income - Year ended
      December 31, 1996

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Company required under this item is contained in the Company's 1997 Proxy Statement under the captions "Election of Directors--Nominees for Election of Directors" and "Other Directors and Executive Officers," which are incorporated herein by reference.

Item 11.  Executive Compensation

Information required under this item is contained in the Company's 1997 Proxy Statement under the caption "Executive Compensation," which is incorporated herein by reference.

Item 12.  Security Ownership of Management and Certain Beneficial Owners

Information required under this item is contained in the Company's 1997 Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information required under this item is contained in the Company's 1997 Proxy Statement under the caption "Certain Transactions," which is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Documents filed as part of this Form 10-K
(a)(1) The following Financial Statements are included on pages 28 through 50 of this Report:

     Independent Auditors' Report - KPMG Peat Marwick LLP
     Consolidated Balance Sheets as of December 31, 1996 and 1995
     Consolidated Statements of Income for the years ended December 31, 1996,
        1995 and 1994
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,1996, 1995 and 1994
     Consolidated Statements of Cash Flows for the years ended December 31,
        1996, 1995 and 1994
     Notes to Consolidated Financial Statements


(a)(2) No financial statement schedules are included because such schedules are not required or the formation required has been presented in the aforementioned financial statements.

(a)(3) Exhibits: The information called for by this paragraph is incorporated by reference to the Exhibit Index on page 53 of this Form 10-K.

(b)  Reports on Form 8-K:

     The Company filed a Form 8-K on October 10, 1996. The Form 8-K was filed solely to provide (i) the Company's historical financial statements restated for discontinued operations (the "Restated Financials"), reflecting the reclassification of the Company's historical financial statements for 1995, 1994 and 1993 to present the net assets and the results of operations of the banking segment as a separate component, and
     (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations based upon the Restated Financials.

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

The selected data presented below under the caption "Income Statement Data": and "Balance Sheet Data" for and as of the end of each of the fiscal years in the five-year period ended December 31, 1995, are derived from the audited financial statements of the Company. The financial statements of the Company for 1995 and 1994 were audited by KPMG Peat Marwick LLP, independent accountants. The financial statements of the Company for 1993 and 1992 were audited by Coopers & Lybrand L.L.P., independent accountants. This data should be read in conjunction with the financial statements, the notes thereto and other financial information included elsewhere in this Form 10-K.

                                                                              Year Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                  1996              1995              1994             1993             1992
                                              -----------       -----------       -----------       -----------      -----------
Income Statement Data

Net interest income                           $    50,385       $    24,825       $    10,885       $       217      $        --
Provision for losses                               18,000                                (363)              375               --
Noninterest income                                  1,367             1,250               509               110               --
Noninterest expense                                30,123            14,574             6,352             1,625               --
Provision for income tax                            1,524             4,439             2,133              (551)              --
                                              -----------       -----------       -----------       -----------      -----------
Net income from containing operations         $     2,105       $     7,062       $     3,272       $    (1,122)              --
Net income from discontinued operations       $    16,404       $    16,610       $    14,487       $    12,355      $     8,245
                                              ===========       ===========       ===========       ===========      ===========
Net Income                                    $    18,509       $    23,672       $    17,759       $    11,233      $     8,245
                                              ===========       ===========       ===========       ===========      ===========

Per Share Data:
Primary earnings (less) per share from        $      0.14       $      0.47       $      0.23       $     (0.09)     $        --
 continuing operations
Primary earnings per share from discontinued         1.07              1.09              1.03              1.00             0.67
 operations
                                              -----------       -----------       -----------       -----------      -----------
Primary earnings per share                    $      1.21       $      1.56       $      1.26       $      0.91             0.67
                                              ===========       ===========       ===========       ===========      ===========
Average shares outstanding                     15,255,629        15,222,426        14,077,776        12,360,560      $12,217,680
Cash dividends declared                       $      0.36       $      0.28       $      0.18       $      0.13      $      0.13

Balance Sheet Data(at end of period):
Total assets                                  $   553,022       $   372,562       $   222,435       $   123,854      $    80,191
Net assets of discontinued operations             152,014           138,653           125,838           106,239           80,191
Finance receivables, net                          383,348           231,726            93,653            18,722               --
Dealer discounts                                   10,718            12,655             5,351             1,157
Allowance for losses                                4,913                --                --               375
Commercial paper                                  147,326           127,268                --                --               --
Other debt                                        221,394            82,657            83,343            12,000               --
Stockholders' equity                              175,651           154,617           134,317            90,102      $    80,191

Earnings Performance Data:
Return on average stockholders' equity from
 continuing operations                               1.26%             5.01%             2.94%            -1.33%             N/A

Balance Sheet and Other Key Ratios:
Repossessions to total assets                        1.07%             1.41%             0.41%             0.09%             N/A
Net charge-offs to average finance receivables      10.83%             3.02%             0.92%             0.48%             N/A
Dealer discounts and allowance for losses to
 finance receivables                                 4.08%             5.46%             5.71%             6.18%             N/A
Delinquent receivables to gross finance              1.74%             0.65%             0.52%             0.04%             N/A
 receivables
Delinquent receivables and repossessions to          2.88%             2.27%             1.23%             0.47%             N/A
 gross receivables and repossessions

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following presents management's discussion and analysis of the results of operations and financial condition of the Company as of the dates and for the periods indicated. This discussion should be read in conjunction with "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this Form 10-K.

Organization

As of December 31, 1996, the consolidated organization consisted of Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc). (the "Company" or the "Parent Company") and its subsidiaries, Reliance Acceptance Corporation (formerly known as Cole Taylor Finance Co.) (the "Finance Company"), Cole Taylor Bank (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). The Finance Company operates through wholly owned subsidiaries under the name Reliance Acceptance Corporation.

On June 12, 1996 the Board of Directors of the Company approved a definitive share exchange agreement providing for the split-off of the Bank and Mortgage Company to an investment group headed by the Company's then Chairman Jeffrey Taylor, then President Bruce Taylor and then Company director and co-founder Sidney Taylor.

On February 12, 1997 (the "Closing Date"), pursuant to an Amended and Restated Exchange Agreement (the "Share Exchange Agreement") dated as of June 12, 1996, Reliance Acceptance Group, Inc. ("RAG") (until the Closing Date, known as "Cole Taylor Financial Group, Inc." ("CTFG")) and the Taylor Family Group (as defined below), completed the exchange of (a) 1 share of Common Stock, $.01 par value per share, of Taylor Capital Group, Inc., a subsidiary of RAG, holding, among other things, all of the capital stock of Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. and an investment in Alpha Capital Fund II, L. P. ("Alpha Capital"), which went to the Taylor Family Group, for (b) all of the 4.5 million shares of Common Stock, $.01 par value per share, of RAG owned by the Taylor Family Group, which went to RAG (the "Share Exchange"). Prior to the Share Exchange, the Bank transferred to Cole Taylor Auto Finance, Inc. ("Auto Sub"), a newly formed subsidiary of the Bank, which was subsequently transferred to RAG prior to the Share Exchange, the Bank's used automobile receivables business consisting of, among other things, used automobile finance contracts with a fair value of $31 million, and $52.03 million in cash. At the same time as the Share Exchange, Reliance Acceptance Corporation (formerly Cole Taylor Finance Co.), a subsidiary of RAG, was merged with and into Auto Sub (the "Merger"), and the surviving corporation was renamed Reliance Acceptance Corporation. The terms of the transaction were the result of arm's length negotiations between the Board of Directors of RAG, assisted by independent financial and legal advisors, and the Taylor Family Group, and the transaction was approved by the Board without the participation of members of the Taylor Family and by the stockholders of RAG at its Annual Meeting held on November 15, 1996. The Taylor Family Group consists of Jeffrey W. Taylor, Bruce W. Taylor, Sidney J. Taylor, Iris A. Taylor, who is a trustee of several trusts that are part of the Taylor Family Group, Cindy Taylor Bliel, related trusts and a related partnership. Certain present and former directors of the Bank (Edward McGowan, Richard Kaplan, Ronald Emanuel and Corky Eisen) who are not members of the Taylor Family are investors in the partnership that is part of the Taylor Group. Until the Share Exchange, Jeffrey W. Taylor had been a director and the Chairman of the Board and Chief Executive Officer of CTFG and Chairman of the Bank, Bruce W. Taylor had been a director and President of CTFG and President and Chief Executive Officer of the Bank, and Sidney J. Taylor had been a director of CTFG and chairman of the Executive Committee of CTFG's board of directors. Melvin E. Pearl, who until the Share Exchange was a director of CTFG, is a trustee of several trusts that are part of the Taylor Family Group.

The split-off entity, consisting of the Bank and Mortgage Company, qualifies as discontinued operations as defined in Accounting Principles Board Opinion 30 (APB 30). Accordingly, the Company's consolidated balance sheet and

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

the consolidated statements of income and cash flows for the periods presented have been presented to reflect the split-off entity's net assets and financial results as discontinued operations. The Split-Off Transactions were accounted for as a non-reciprocal distribution to stockholders, and an accounting gain of $48 million recognized at February 12, 1997, reflecting the extent to which the fair value of the split-off entity, measured by the fair value of the shares, automobile receivables and cash exchanged, exceeds the Company's basis in the split-off entity. The assets and liabilities of the discontinued operations have been separately classified as net assets of discontinued operations. A summary of these assets and liabilities is included in note 13 of the financial statements.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management, and that are subject to certain risks or uncertainties. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company cautions readers of this Annual Report on Form 10-K that a number of important factors could cause the Company's actual results, performance or achievements in 1997 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risks associated with dependence on a single business segment and other risks and uncertainties relating to the separation of the traditional commercial and consumer banking business from the Company in the split-off: dependence on sales of automobiles and related demand by consumers for financing; general economic and business conditions affecting the Company's customers; the continued ability of the Company to (a) find expansion opportunities and to successfully implement the Company's expansion strategy, (b) to obtain new sources of funds through securitizations of automobile loans, public or private offerings of debt securities or otherwise, or maintain existing sources of funds, (c) to establish and maintain relationships with automobile dealers and (d) to purchase an increased number of loans meeting the Company's underwriting standards; changes in interest rates; the adequacy of the Finance Company's dealer reserves and allowance for credit losses; competition from other finance companies and financial institutions; the impact of any other strategic transactions undertaken by the Company; federal and state legislation, regulation and supervision; the risk that a portion of the sales finance contracts purchased by the Finance Company will become defaulted contracts or be subject to certain claims or defenses which automobile buyers may assert against automobile dealers or the Finance Company as the holder of the contracts: and contractual, restrictions on the payment of dividends. These and other factors are more fully described in the Company's other filings with the Securities and Exchange Commission, including, without limitation, the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and the Company's Prospectus dated May 25, 1994.


Overview

The Company has operated in the financial services industry, engaged primarily in the banking and consumer loan acceptance business. As a result of the split-off, the Finance Company, along with the used automobile receivables business of the Bank, will constitute the sole business operations of the Company. This Management's Discussion and Analysis of Results of Operations and Financial Condition focuses on the continuing operations of the Company and the Finance Company, with separate and summarized discussion of the discontinued operations, consisting of the Bank and Mortgage Company.

The Finance Company commenced operations in January 1993 and at December 31, 1996 operated 53 Reliance Acceptance Corporation offices in sixteen states. The Finance Company's headquarters are located in San Antonio, Texas. To date, the Finance Company's operations have focused on purchasing closed-end retail sales finance contracts, primarily in connection with sales of used automobiles.

The Finance Company purchases each sales finance contract in accordance with its underwriting standards and procedures. The majority of automobiles financed by the Finance Company range in age from used current year models to those that are five years old with less than 100,000 miles. Most of the Finance Company's customers have some derogatory credit history, but have performed satisfactorily in recent automobile financing transactions. Typically, loans have terms ranging from 24 to 60 months at annual interest rates between 18% and 25%. Accounts are repayable in monthly installments and are assessed late payment fees if scheduled payments are not made within ten days of their due date.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The Company's net income of $18.5 million in 1996 represented a 21.8% decrease from net income of $23.7 million in 1995. The 5.2 million decrease in net income is attributed to an $18 million provision for credit losses taken in the fourth quarter of 1996. Net income in 1995 surpassed 1994's net income of $17.8 million by 33.3%. Total assets of the Company were $553.0, $372.6 million and $222.4 million at December 31, 1996, 1995 and 1994, respectively. Finance receivables, were $383.3 million at December 31, 1996, compared to $231.7 million at December 31, 1995, and $93.7 million at December 31, 1994 . Stockholders' equity increased to $175.7 million at December 31, 1996 compared to $154.6 million at December 31, 1995 and $134.3 million at December 31, 1994.

Net income from continuing operations totaled $2.1 million in 1996 compared to $7.1 million in 1995 and $3.3 million in 1994. The decline in net income from continuing operations in 1996 is attributable to an $18 million provision for credit losses taken in the fourth quarter. Net interest income increased to $50.4 million in 1996 compared to $24.8 million in 1995 and $10.9 million in 1994. As of year end, gross finance receivables increased to $507.2 million from $315.9 million in 1995 and $126.7 million in 1994. Operating expense increased to $30.1 million in 1996 compared to $14.6 million in 1995 and $6.4 million in 1994 , reflecting the increased operational expenses of a growing organization.


Financial Condition

Finance Receivables

Gross finance receivables increased $191.3 million , or 60%, to 507.2 million at December 31, 1996 from $315.9 million at December 31, 1995. Comparatively, gross finance receivables at December 31, 1995 of $315.9 million represented an increase of 189.2 million or 150% from $126.7 million December 31, 1994. These increases were largely a result of the Company's expansion of its decentralized branch network and favorable market and legislative conditions. As of December 31, 1996, the Company operated 53 branches in 16 states as follows: 18 branches in Texas, 6 in Georgia, 4 in Florida, 4 in Ohio, 4 in Illinois, 3 in Colorado, 3 in Tennessee, 2 in Indiana, 2 in Nevada, 1 in Arizona, 1 in Kentucky, 1 in New Mexico, 1 in North Carolina, 1 in South Carolina, 1 in Missouri and 1 in Washington.

The following table summarizes the components of finance receivables for the years ending as follows (in thousands):

                                                                 As of      As of      As of
                                                                12/31/96   12/31/95   12/31/94
                                                                --------   --------   --------
          Gross finance receivables..........................   $507,166   $315,908   $126,665
              Less:
                   Unearned finance charges..................    123,092     83,612     32,760
                   Unearned insurance commission.............        726        229         46
                   Unearned processing fees..................         --        341        206
                                                                --------   --------   --------
          Finance receivables, net...........................    383,348    231,726     93,653
          Nonrefundable dealer discounts.....................     10,718     12,655      5,351
          Allowance for credit losses........................      4,913          0          0
                                                                --------   --------   --------
          Finance receivables, net of allowance and dealer
            discount.........................................   $367,717   $219,071   $ 88,302
                                                                ========   ========   ========

Delinquencies and Repossessions

The Company generally suspends the accrual of interest when an account becomes 90 or more days contractually delinquent.

If an account becomes 60 or more days contractually delinquent it is classified as delinquent. The following table sets forth certain information with respect to the Company's 60 day and greater contractually delinquent receivables and repossessed

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


assets (in thousands):

                                                                           As of       As of       As of
                                                                          12/31/96    12/31/95    12/31/94
                                                                          --------    --------    --------
          Delinquent receivables (60 days or more past due)............    $ 8,839      $2,063      $  661
          Repossessed assets...........................................      5,927       5,235         914
                                                                           -------      ------      ------
                   Total delinquent receivables and repossessed
                     assets............................................    $14,766      $7,298      $1,575
                                                                           =======      ======      ======
          Delinquent receivables to gross finance receivables..........       1.74%       0.65%       0.52%
          Delinquent receivables and repossessed assets to gross
            finance receivables plus repossessed assets................       2.88%       2.27%       1.23%

The Finance Company's ratios reported above reflect significantly increasing trends with respect to the level of nonperforming loans and repossessions.

Allowance for Credit Losses and Nonrefundable Dealer Discounts

The Finance Company has nonrefundable dealer discounts available against which losses can be charged. In conjunction with the financing of installment contracts, agreements are entered into with dealers whereby nonrefundable discounts are established to provide protection from potential losses associated with such contracts. As of October 1, 1996, the Company has discontinued all accretion of nonrefundable dealer discount into income.

The Finance Company also has an allowance for credit losses against which losses can be charged. The allowance at December 31, 1996 amounted to $4.9 million. The allowance for credit losses was established by a credit loss provision. The Company took a loss provision of $18 million during the fourth quarter.

The loss provision of $18 million arose as a result of two primary factors. First, the Company realized a greater loss per repossessed vehicle than in earlier periods. In part, the Finance Company attributed this greater loss per vehicle to overreliance on auto auctions to dispose of repossessed vehicles. The Finance Company has since returned to selling the majority of these vehicles on retail dealer lots, a process that typically takes longer than the auction process, but which historically has generated results acceptable for the Finance Company. There can be no assurance that future losses from repossessions will more closely align with historical levels as a result of returning to this practice.

Second, based on the Company's most recent analysis, as of December 31, 1996, management determined that the repossession rate had significantly increased from earlier periods, necessitating an upward adjustment to loss projections and reserves. The Company has introduced controls intended to reduce delinquencies and repossessions, however, there can be no assurance that such controls will be effective at reducing delinquencies and repossessions.

The following table summarizes, for the periods indicated, period end and average finance receivables, and activity in the nonrefundable dealer discount, allowance for credit losses and related ratios:

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

                                                                      12/31/96    12/31/95    12/31/94
                                                                      --------    --------    --------
          Net finance receivables, before nonrefundable dealer
            discount, end of period............................        383,348    $231,726     $93,653
          Average finance receivables, before nonrefundable
            dealer discount....................................        312,852     153,603      51,885

          Balance at January 1--nonrefundable dealer discount..         12,655       5,351       1,157
          Nonrefundable dealer discount established............         21,976      13,992       6,729
          Discount accretion...................................         (3,106)     (2,046)     (2,059)
          Provision for credit losses..........................         18,000          --          --
          Net charges to dealer discount/allowance.............        (33,894)     (4,642)       (476)
                                                                      --------    --------     -------
          Balance at December 31--nonrefundable dealer
            discount...........................................       $ 15,631    $ 12,655     $ 5,351
                                                                      ========    ========     =======
          Net charges to the nonrefundable dealer discount/
            allowance to average finance receivables before
            nonrefundable dealer discount......................          10.83%       3.02%       0.92%
          Nonrefundable dealer discount to finance receivables
            before dealer discount at end of period............           4.08%       5.46%       5.71%

Effective January 1, 1996, the Finance Company adopted the practice of accumulating loss data on individual pools of loans based on month of origination (pools). The nonrefundable dealer discount within each pool is available to cover losses incurred on the pool or to be accreted into income over the estimated life of the related loans, based upon management's estimate of loan losses. To the extent management's estimate of losses by pool exceeds the related available dealer discount, income accretion, if any, would cease and a loan loss reserve would be established through charges to operating expense. Prior to January 1, 1996, the discount was accreted into income over the contractual life of the loan, subject to aggregate loan charge-offs. The Finance Company stopped the accretion of all non refundable dealer discount into income on October 1, 1996.

Additionally, effective January 1, 1996, repossession and repair expenses, which were formerly added to the customer loan balances and reported as part of the charge to the dealer discount, are immediately reported in other operating expenses as incurred. This revision has reduced charges to the dealer discount/allowance and increased operating expenses.

The Finance Company's policy regarding repossessions was also revised, beginning January 1, 1996, to require that repossessed assets and deficiency balance accounts (account balances remaining after the sale of a repossessed asset to be satisfied by the refundable portions of insurance and warranty policies) be charged down to the estimated net realizable value upon repossession. Previously, repossessed assets and balances remaining after repossession or sale were charged down to the estimated net realizable value in the month following the 90 and 60 day agings, respectively.

The ratio of net charges to the nonrefundable dealer discount and allowance for credit losses to average finance receivables before nonrefundable dealer discount increased dramatically during the fourth quarter of 1996 primarily due to the following factors: first, the Company realized a greater loss per repossessed vehicle than in previous periods and secondly, the rate of repossession increased. In part, the Finance Company attributed this greater loss per vehicle to overreliance on auto auctions to dispose of repossessed vehicles. Subsequent to year end, the Company returned to selling the majority of these

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


vehicles on retail dealer lots, a process that typically takes longer than the auction process, but which historically has generated results acceptable for the Finance Company. There can be no assurance that future losses from repossessions will more closely align with historical levels of net charge-offs as a result of returning to this practice. Secondly, based on the Company's most recent analysis as December 31, 1996, management determined that the repossession rate had increased from earlier periods, necessitating an upward adjustment to loss projections and reserve.

The above mentioned factors resulted in an increased charge-off ratio and a decrease in the overall ratio of nonrefundable dealer discount and allowance for credit losses to finance receivables (the "coverage ratio").

With the Company's adoption, effective January 1, 1996, of the practice of accumulating loss data on individual pools of loans based on the month of origination, management monitors the amount of nonrefundable dealer discount available, within each pool, to cover losses incurred on that pool. Management's estimate of losses, within each pool, over the estimated life of the related loans resulted in the establishment of the allowance for credit losses in the fourth quarter of 1996.

Based upon management's individual pool loss estimates, the nonrefundable dealer discount and allowance for credit losses are sufficient to cover existing estimated losses. The average coverage ratio, as of December 31, 1996, represents a reduced coverage ratio required on those pools which are "seasoned" and for which historically the majority of losses have already occurred and a higher coverage ratio for those pools which have been more recently acquired.

Debt

The Finance Company's primary debt is the $250 million secured senior debt revolving credit agreement with a group of several lenders, led by Bank America Business Credit, Inc. The arrangement is secured by the finance receivables of the Finance Company, other than those that are part of the securitization described below. The revolving credit agreement expires on July 12, 1997, although the Company is currently in negotiations to extend the revolving credit agreement. Outstanding borrowings bear interest at floating rates, at the Company's option, either equal to a reference rate plus .5% or adjusted LIBOR plus 2.25%. The revolving credit agreement includes financial covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ration of the allowance for loan losses and nonrefundable dealer discounts to finance receivables, the ratio of unsubordinated debt to borrowing base (as defined), the ratio of adjusted net income (as defined) to interest expense and to fixed charges (as defined), the charge-off policy and the required level of reserves in relation to a rolling 12-month percentage of charge-offs (as defined). It also contains restrictions, among others, as to dividend payments, merger or disposal of assets, and creation of liens on assets owned or acquired. This facility is subject to a "keep well" agreement with the Parent Company.

The Company completed a securitization of finance receivables on November 20, 1996 for approximately $126 million. The securitization was structured as an "on balance sheet," financing transaction rather than using "gain on sale" accounting treatment. As such, the transaction is analogous to a fixed-rate, secured financing at an interest rate of approximately 7%. The proceeds of the securitization were used primarily to pay down debt, particularly amounts drawn under the revolving credit agreement. If market conditions warrant, the Company may consider further securitizations, or issuances of fixed or floating rate debt securities, either publicly or privately placed, as alternatives to additional bank financing.

Prior to February, 1997, the Company also used a $200 million commercial paper facility, guaranteed by the Company and supported by the revolving credit agreement discussed above. The primary advantage offered by commercial paper to the Company is its attractive interest rate, generally 200 or more basis points lower than bank financing. Its primary disadvantage is its short-term nature, with a term not exceeding 270 days. The Finance

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Company's commercial paper was previously rated D-2 by Duff & Phelps Credit Rating Service and F-2 by Fitch Investor Services. Both ratings were in effect as of December 31, 1996. This rating meant the Finance Company's commercial paper was "investment grade" and therefore marketable to purchasers of commercial paper generally. But on March 11, 1997, Duff & Phelps downgraded the Finance Company's commercial paper rating from D-2 to D-4 and its subordinated debt to BB from BB+ and on March 13, 1997, Fitch downgraded the Finance Company's commercial paper rating to F-S. At the current ratings, the Finance Company's commercial paper is below investment grade and therefore not marketable. The Finance Company's access to the commercial paper market since late January, 1997 already had been severely curtailed owing to perceived conditions in the sub-prime auto finance sector generally, particularly its declining credit quality in the fourth quarter of 1996. At December 31, 1996, $147 million in commercial paper was outstanding. By March 20, 1997, only $0.5 million in commercial paper was outstanding. All of the commercial paper was repaid on or before it became due, mostly by borrowings under the revolving credit agreement. Unless and until the credit ratings are upgraded, the Finance Company will not access the commercial paper market and will continue to rely primarily on its bank lines for funding.

The Finance Company previously relied, to some extent, on Holding Company loans to its subsidiary, based on separate Holding Company borrowings from bank lines or dividends from other subsidiaries. This source of funds is no longer present as a result of the split-off transaction. The Company currently has a $25 million investment as subordinated debt in the Finance Company, in addition to its equity investment.


Discontinued Operations

The loan portfolio of the Company's discontinued operations has grown in each of the last three years. Gross loans increased $12.3 million, or 1.0% at December 31, 1996 as compared to December 31, 1995. In 1995, gross loans increased $81.0 million, or 7.1%, as compared to December 31, 1994. Commercial and industrial loans were the largest component of the portfolio, representing 52.7% and 52.5% at December 31, 1996 and 1995, respectively. Nonperforming assets totaled $12.0 million and $15.3 million at December 31, 1996 and 1995, respectively. Nonperforming assets to total loans plus repossessed property were 0.98% and 1.26% at December 31, 1996 and 1995, respectively.

Average deposits increased 10.7% in 1996 as compared to an increase of 5.0% in 1995. In recent years, the earning asset growth has exceeded core deposit growth, which has resulted in increased use of brokered certificates of deposit and other borrowed funds. The Bank is categorized as "well capitalized" with respect to all bank regulatory capital guidelines. Interest rate swaps have been entered into by the bank as a designated hedge against then existing balance sheet interest rate risk. The notional amount of all interest rate swaps at December 31, 1996 was $75 million.


Results of Operations

Net Interest Income

Net interest income, the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities, is the Company's principal source of revenue. The amount of net interest income is affected by changes in the volume of earning assets, the level of rates earned on those assets, the volume of interest-bearing liabilities, and the level of rates paid on those interest-bearing liabilities.

The net interest income of the Company has grown in each of the last two years. Net interest income for 1996 was $50.4 million, an increase of 103% from 1995. Net interest income for 1995 was $24.8 million, an increase of 128%

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


from $10.9 million in 1994. Growth in net interest income during 1996 was primarily due to a 65% increase in net finance receivables. The Finance Company's net interest margin was 17.2% during 1996 compared to 17.9% during 1995 and 22.9% during 1994. The decrease compared to 1995 is attributed to an increase in the level of charges to nonrefundable dealer discount (which reduces the amount of discount accretion) and the cessation of discount accretion on October 1, 1996.

Provision for Loan Losses

The Finance Company's primary protection against losses is the nonrefundable dealer discount. The Finance Company also has an allowance for credit losses against which losses also can be charged. The allowance for credit losses is maintained by a credit loss provision. Total nonrefundable dealer discounts and allowance for credit losses amounted to $10.7 million and $4.9 million respectively at December 31, 1996 for a total of $15.6 million as a reserve to absorb credit losses. The Finance Company recorded a loss provision of $18 million during the fourth quarter.

The loss provision of $18 million during the fourth quarter arose as a result of two primary factors. First, the Finance Company realized a greater loss per repossessed vehicle than in earlier periods. In part, the Finance Company attributed this greater loss to overreliance on auto auctions to dispose of repossessed vehicles. The Finance Company has since returned to selling the majority of these vehicles on retail dealer lots, a process that typically takes longer than the auction process, but which historically has generated results acceptable for the Company. Management expects that future losses from repossessions will more closely align with historical levels as a result of returning to this practice.

Secondly, in a high-growth environment, especially for a relatively young company such as Reliance, continual reassessment and adjustment of estimates is required. Based on the Company's most recent analysis, management determined that the repossession rate and loss per repossessed vehicle had increased, necessitating an upward adjustment to loss projections and reserves.


Other Income

Other income, which principally includes insurance commissions and warranty service fees, increased $117,000, or 9%, to $1.4 million in 1996 from $1.3 million in 1995 and increased $741,000, or 145%, in 1995 from $509,000 in
1994. Both years' increases are principally due to the increase in the number of branch offices and in finance receivables.

Beginning in early 1996, a management decision was made to include certain fee income related to warranty financing received on new contracts in the nonrefundable dealer discount. The revision had the effect of increasing the discount and accretion income and lowering other income in 1996 when compared to prior years. A portion of the dealer discount was then accredited into interest income until accretion of dealer discount was stopped on October 1, 1996.


Operating Expense

The following table shows the Company's operating expenses for the years indicated in dollars and as a percent of average net receivables (% ANR) (dollars in thousands):

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS (Continued)

                                        For the Years Ended December 31
                             ---------------------------------------------------
                                   1996             1995               1994
                             ---------------  ---------------    ---------------
                                 $      %ANR      $      %ANR        $      %ANR
                             --------  -----  --------  -----    --------  -----
Operating Expense:
Salaries and benefits......  $ 15,435   5.16  $  8,679   5.99     $ 4,176   8.56
Occupancy..................     1,001   0.33       627   0.43         249   0.51
Furniture and Equipment....       635   0.21       230   0.16          76   0.16
Computer processing........       420   0.14       427   0.29         215   0.44
Repossession & repair......     5,313   1.78       284   0.20         109   0.22
Other......................     7,319   2.45     4,327   2.98       1,527   3.12
                             --------  -----  --------  -----    --------  -----
  Total operating expense..    30,123  10.07    14,574  10.05       6,352  13.01
                             ========  =====  ========  =====     =======  =====
Average net receivables....  $299,094         $144,964            $48,807


Operating expense increased $15.5 million, or 106%, to $30.1 million in 1996 as compared to $14.6 million in 1995. For 1995, operating expense increased $8.2 million, or 129%, to $14.6 million from $6.4 million in 1994. These increases were primarily attributable to the opening of new branches, the growth in average net receivables, and the immediate recognition, in 1996, of repossession and repair expenses. Expenses, excluding repossession and repair expenses and furniture and equipment expense, as a percentage of average net receivables showed a consistent decrease as the Company benefited from economies of scale as individual office sizes grew. The average size office at the end of 1996 was $9.6 million in gross finance receivables versus $8.8 million at the end of 1995 and $5.3 million at the end of 1994.

Salaries and employee benefits represent the largest category of operating expense, accounting for 51.2% of the 1996 total versus 59.6% in 1995 and 65.7% in 1994. Salaries and employee benefits increased $6.7 million, or 77%, to $15.4 million in 1996 from $8.7 million in 1995. During 1995, salaries and employee benefits increased $4.5 million, or 108%. Salaries and employee benefits expense includes contributions to the Company's management incentive, employee stock ownership and profit sharing plans of $1.9 million, $1.5 million and $0.3 million in 1996, 1995 and 1994, respectively. The Company's group health insurance costs were $0.9 million in 1996 compared with $0.5 million in 1995 and $0.4 million in 1994. In 1996, 1995 and 1994, the average number of full-time equivalent employees at the Company was 402, 339, and 140, respectively. The annual percentage increases of 19% and 142% in 1996 and 1995, respectively, were due to the growth of the Company in number of offices and finance receivables.

Occupancy expenses increased $374,000, or 60%, to $1.0 million in 1996 from $627,000 in 1995 and increased $378,000, or 152%, in 1995 from $249,000 in 1994.
These increases were attributable to the Company's opening 17 new branch offices in 1996 and 11 in 1995. The Company normally leases space for a period of 3 years in Class B professional office buildings.

Furniture and equipment expenses increased $405,000, or 176%, to $635,000 in 1996 from $230,000 in 1995, and increased $154,000, or 203%, in 1995 from
$76,000 in 1994. The majority of these increases related to growth and the establishment of new offices.

Computer processing expense decreased $7,000, or 2%, to $420,000 in 1996 from $427,000 in 1995 and increased $212,000, or 99%, in 1995 from $215,000 in 1994.
The decrease in 1996 was attributable to the Company's acquisition, in May 1996, of an integrated finance contract acquisition, servicing and general ledger system, thus reducing the Company's cost and reliance on an outside vendor. The increase from 1994 to 1995 and a portion of 1996 costs were the result of increased data processing charges from the Company's outside vendor and were directly attributable to the growth in the number of branch offices and transactions processed.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


During 1996, the Finance Company repossessed approximately 8,400 vehicles. Expenses related to repossession and repair of these vehicles for resale amounted to $5.3 million, or an average of $630 per vehicle. At year end, the Finance Company had in its inventory 844 repossessed automobiles with an estimated recovery value of approximately $6 million. It also had $1.2 million in receivables included in other assets on the balance sheet from insurance claims and refunds on repossessed automobiles that had been sold.

Other operating expense (which principally includes certain professional fees, consulting, outside services and other operating expenses, such as telephone, postage, office supplies and employee travel) increased $3.0 million, or 69%, to $7.3 million in 1996 from $4.3 million in 1995. During 1995, other operating expense increased $2.8 million, or 183%, from $1.5 million in 1994. The rise in other operating expense was generally attributable to increased costs associated with growth in offices, finance receivables and headcount. These expenses as a percent of average net receivables continue to trend downward as the economics of scale at the Company are realized. The average branch size continued to increase to the 1996 level of $9.6 million in gross finance receivables versus $8.8 million at the end of 1995.


Income Taxes

The income tax provision from continuing operations for 1996, 1995 and 1993 was $1.5 million, $4.4 million, and $2.1 million, respectively. As a percentage of pretax income, income tax expense for 1996 was 41.9%, as compared to 38.6% in 1995 and 39.5% in 1994. The increase in income tax expense as a percentage of pretax income during 1996 was generally due to the allocation of state income tax benefits to discontinued operations. Management expects the percentage of income tax provision to pretax income to approximate pre-1996 rates, in the future, as earnings continue to grow.


Discontinued Operations

Net income from discontinued operations decreased 1.2% to $16.4 million in 1996 from $16.6 million in 1995. Net interest income increased $3.7 million, or 5.3%, to $73.1 million during 1996 from $69.4 million in 1995, while tax equivalent net interest margin remained flat at 4.38% in both 1996 and 1995. The increase in net interest income is the result of a 5.1 increase in average earning assets. The tax equivalent net interest margin remained flat due to a 7 basis point decrease in the yield on average earnings assets offset by a 7 basis point decrease in the cost of the funds.

Net income from discontinued operations increased 14.7% to $16.6 million in 1995 from $14.5 million in 1994. Net interest income increased $2 million, or 2.8%, during 1995, while average earning assets increased 7.4% to $1.6 billion. The decline in the net interest income was attributable to the decline in the tax equivalent net interest margin to 4.38% in 1995 from 4.88% in 1994. The decrease in the net interest margin was generally reflective of the increased cost of interest-bearing deposits and borrowings and a shift from lower cost interest-bearing demand deposits and savings accounts to time deposits and borrowed funds.

The provision for loan losses decreased $714,000, or 17.6% to $3.3 million in 1996 from $4.1 million in 1995. The 1995 provision for loan losses decreased $3.3 million to $4.1 million from $7.4 million in 1994. The ratio of net charge-offs to average total loans decreased slightly to 0.24% in 1996 from 0.26% in 1995. The 1995 ratio of net charge-offs to average total loans decreased from 0.26% from 0.41% in 1994.

Noninterest income increased $2.4 million, or 17.2% to $16.7 million in 1996 from $14.2 million in 1995. Service charges totaled $8.7 million in 1996, a $1.2 million, or 16.5% increase over 1995 service charges of $7.5 million. This increase is a result of increased deposit account and retail and merchant credit card service charges. Trust fees increased slightly to $3.6 million in 1996 from $3.5 million in 1995. Fees received from the sale of insurance and

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


brokerage related activities decreased $112,000, or 36.5%, to $195,000 in 1996 primarily as a result of the outsourcing during 1995 of retail branch sales of insurance and financial services products. Mortgage banking income, which is comprised of gains and losses on loans originated for sale and loan servicing income, increased $1.1 million to $2.8 million in 1996 from $1.7 million in 1995. An increase in the volume of loans originated and sold accounts for the increased income in 1996.

Noninterest income increased to $14.2 million in 1995 from $12.9 million in 1994. Service charges increased $253,000, or 3.5%, to $7.5 million in 1995 and 1994, primarily as a result of increases in retail and merchant credit card service charges. Trust fees grew to $3.5 million in 1995, an increase of $444,000, or 14.3%, over 1994 trust fees of $3.1 million. The increase was attributable to increased employee benefit, land trust and exchange trust revenues. In February 1995, the Bank completed an acquisition of approximately 1,000 land trust accounts from a financial institution located in the Chicago metropolitan area. Fees received from the sale of insurance and brokerage related activities decreased $253,000, or 45.2%, in 1995 from 1994. This decrease was primarily attributable to the outsourcing during 1995 of retail branch sales of insurance and financial services products. Mortgage banking income increased to $1.7 million in 1995 from $694,000 in 1994. The increase in 1995 mortgage banking income was primarily attributable to the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights," which resulted in $895,000 of additional income. In addition, 1995 income benefited from a $487,000 gain on a bulk sale of mortgage servicing rights, offset by a decline in loan servicing income.

Noninterest expense increased 7.8% to $61.5 million in 1996 from $57.1 million in 1995. Salaries and employee benefits increased $1.8 million, or 5.7% to $32.6 million in 1996 form $30.8 million in 1995 primarily as a result of the start-up of the mortgage subsidiary, which began operations in November 1995. Occupancy and furniture and equipment expenses totaled $8.5 million in 1996, a $793,000 or 10.3% increase over 1995. This increase is largely due to increases in amortization of new computer equipment and increased rent and real estate taxes. Computer processing fees increased $370,000, or 21.6%, in 1996 over 1995 as a result of increased charges from the Bank's data processor and volume increases on credit card processing charges. Legal expenses increased $823,000, or 45.3%, as a result of the split-off transaction. Advertising and public relations increased slightly over the prior years totaling $1.9 million in 1996 as compared to $1.8 million in 1995. FDIC deposit insurance decreased $1.4 million in 1996 as compared to 1995 as a result of the reductions in the premium rate assessed the Bank. Other real estate and repossessed asset expense decreased $474,000, or 40.5%, to $695,000 in 1996 as compared to $1.2 million in 1995. This decrease is attributable to gains recognized on the disposition of other real estate and repossessed assets.

Noninterest expense increased less than 1% to $57.1 million in 1995 from $56.6 million in 1994. FDIC deposit insurance decreased $1.2 million as a result of the reductions in the premium rates assessed. Computer processing fees increased $268,000, or 18.6%, in 1995 over 1994 as a result of the increased cost of retail credit card processing and charges for phone lines associated with the Bank's wide area computer network. Advertising and public relations decreased $602,000, or 25.2%, in 1995 due to reduced amounts of television and radio advertisements relating to the Bank's "Sweat Equity" marketing campaign. Legal expenses increased $634,000, or 53.6%, as a result of increased litigation costs associated with various legal actions concluded in 1995. Furniture and equipment expense increased $270,000, or 11.2%, as a result of increased depreciation charges, primarily related to technology enhancements.


Liquidity

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Company's ability to repay borrowings as they mature and to make new loans and investments as opportunities arise.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


The Company's purchase of sales finance contracts are primarily financed with funds drawn pursuant to the senior secured revolving credit agreement, proceeds of asset securitization, cash flow from maturing sales finance contracts and other borrowings (including subordinated borrowings). Prior to January 1997, the Company also used commercial paper extensively to fund its operations. The Company began issuing commercial paper in 1995. Commercial paper issuances must meet the borrowing base requirements, as contained in the revolving credit facility described previously, since that facility also serves as the commercial paper backup facility.

As indicated above, the Finance Company has financed its operations to date primarily through intercompany loans, bank loans and commercial paper sources. After the split-off, the Company's current sources of funds may not be adequate to fully support the Company's growth plans. Consequently, the Company is actively pursuing new sources of funds, such as securitizations of automobile loans as well as public and private offerings of debt securities. In this connection, in November 1996, the Company completed a $126 million asset securitization. The terms of such securitization include provisions that relate to acceptable ratios of delinquencies and defaulted receivables and other matters. Should the Company's actual experience on a monthly basis exceed certain thresholds, the Company could lose access to a significant portion of cash from the repayment of obligations by borrowers or be subject to an accelerated pay-down of the obligation to the securitization's note holders, or both. In addition, either of these results might circumscribe the Company's ability to complete securitizations of assets in the future. As of February 28, 1997, the date of the most recently completed report, the Company had not exceeded these thresholds. Unless current trends in delinquencies and defaulted receivables reverse themselves or unless the terms of the securitization are revised, the Company could in the near future exceed these thresholds.

Prior to January 1997, a significant portion of the Company's funding had been obtained from commercial paper with maturities of 270 days or less. Because the Company's finance receivables have average maturities in excess of one year, the Finance Company's net interest income (and margin) can be negatively impacted in periods of rising interest rates. In addition, the Finance Company's continued growth is dependent upon its continued ability to obtain sufficient financing to fund its purchases of finance contracts.

Cash inflows from operating activities exceeded operating outflows by $24.3 million in 1996, $18.1 million in 1995 and $17.4 million in 1993. Interest received net of interest paid is the principal source of operating cash inflows in each of the above periods. Market conditions and management of investing and financing activities determine the level and the stability of net interest cash flows.

Net cash outflows from investing activities were $179.5 million in 1996 as compared to $141.7 million in 1995 and $90.0 million in 1994. In each of the aforementioned years, the majority of the net cash outflows from investing activities were the result of new loan volume.

Net cash inflows from financing activities were $157.0 million in 1996 as compared to $122.8 million in 1995 and $77.8 million in 1994. All cash inflows from financing activities were primarily the result of borrowings for the purpose of funding new loan volume.

The Company's ability to pay dividends to its stockholders is limited pursuant to its revolving credit agreement. While it is the Company's intention to continue to pay cash dividends on its common stock, there is no assurance that dividends will be paid in the future.


Effects of Inflation

A financial service organization's assets and liabilities are primarily monetary. Therefore, a financial service organization does not necessarily gain or lose due to the effects of inflation. Moreover, changes in interest rates, which are a major determinant of a financial service organization's profitability, do not necessarily correspond to

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


changes in the prices of goods and services. An analysis of a financial service organization's asset and liability structure provides the best indication of how a financial services organization is positioned to respond to changing interest rates and maintain profitability.

The financial statements have been prepared primarily on an historical basis which is mandated by generally accepted accounting principles. Fluctuations in the relative value of money due to inflation or recession generally are not considered.


Additional Accounting Pronouncements

Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS No. 123"), is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages, but does not require, entities to recognize expense for stock-based awards based on their fair value on the date of grant. Under SFAS No. 123, entities may continue following the existing accounting rules (the intrinsic value method, which often results in no compensation expense), provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. To do this, the fair value of options and similar awards will have to be calculated using complex valuation techniques. Additionally, this new standard requires entities to make significantly more disclosures regarding employee stock options than are now required. Management has decided not to adopt the fair value accounting encouraged by the Standard. See financial statement disclosure in note 8 to consolidated financial statements.

Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125") was issued in June 1996, and is effective for fiscal years beginning after December 31, 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. If a transfer does not meet the criteria for a sale, then the transfer is accounted for as a secured borrowing with pledge of collateral. The Company adopted FAS 125 effective January 1, 1997 and does not expect the Standard to have a material impact on its financial condition or results of operations.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
             -----------------------------------------------------

             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma consolidated financial statements of the Company as of December 31, 1996 and for the periods then ended, have been derived from the Company's consolidated financial statements included in the Company's Current Report on Form 10-K for the period ended December 31, 1996 and reflect the Split-Off of the Company's banking segment, consisting of the Bank and the Mortgage Company. The pro forma statements begin with the historical amounts which have been reclassified to reflect the banking segment as discontinued operations. The pro forma adjustments reflect the exchange of cash, automobile receivables and shares to effect the Split-Off. The pro forma balance sheet assumes that the Split-Off was consummated at the end of the reporting period and includes nonrecurring expenses directly attributable to the transaction. The pro forma income statement assumes the transaction was consummated at the beginning of the reporting period and gives effect to items that are directly attributable to the transaction and expected to have a continuing effect on the Company. The unaudited pro forma consolidated financial statements are not necessarily indicative of the Company's future financial position or results of operations.

Notes to Unaudited Pro Forma Consolidated Financial Statements

(a) Reflects the tender of 4,500,000 shares of the Company's Common Stock from the Taylor Family and certain other persons to the Company, the transfer of $52 million and the transfer of $31 million fair market value of Automobile Receivables from the Bank, in exchange for the Company's net investment in the Bank, Mortgage Company and Alpha Capital Fund. The 4,500,000 shares acquired are reflected as treasury shares at their fair value, which is the average market price of the stock for the few days surrounding the date of the Share Exchange Agreement and the announcement of the transaction. The accounting gain on the transaction is reflected as a credit to retained earnings. The cash received is assumed to be used to reduce other debt at the Company and then bank debt at the Finance Company.

     One time charges of $2.3 million, net of income tax effect, for financial advisers, investment bankers and special payments to certain employees as a result of the Split-Off Transaction are considered as a reduction in proceeds for purposes of calculating the gain. Included in income from discontinued operations for the period ended December 31, 1996 is approximately $1.6 million of expenses directly attributable to the Split-Off Transaction.

(b) Reflects the exercise of the Taylor Family stock options and the use of the cash received from their exercise to reduce borrowings and the tax benefit used to increase income taxes receivable.

(c) Reflects the related interest income, loan fees and late charges earned on the Automobile Receivables transferred to the Company from the Bank, along with the provision for credit losses, salaries and benefits of employees and other direct costs of originating and servicing these Automobile Receivables.

(d) Reflects the reduction in interest expense as a result of the debt reductions from the cash received through the sale of the net assets of discontinued operations and the exercise of the Taylor Family Options.

(e) Reflects the tax effect of the pro forma adjustments at a 38% effective tax rate.

(f) The pro forma statements do not reflect the possible exercise of Bank employee stock options, all of which become fully vested as a result of the Split-Off Transaction and all options will expire within 90 days of the transaction. Total Bank employee options outstanding at December 31, 1996 were 520,491 shares with a weighted average exercise price of $17.77.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)

             UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME

                     (in thousands, except per share data)

                                                               For the Year
                                                                  ended          Pro forma
                                                            December 31, 1996   adjustments         Pro forma
                                                            -----------------   -----------        -----------
Interest Income
 Interest and fee income                                       $    71,521      $     3,439 (c)    $    74,960
 Interest expense                                                   21,136           (4,021)(d)         17,115
  Net Interest income                                               50,385            7,460             57,845
Provision for credit losses                                         18,000              600 (c)         18,600
  Net interest income after provision
    for credit losses                                               32,385            6,860             39,245

Other Income                                                         1,367               --              1,367

Operating expense:
 Salaries and employee benefits                                     15,435              417 (c)         15,852
 Occupancy                                                           1,001               60 (c)          1,061
 Furniture, fixtures and equipment, net                                635               48 (c)            683
 Computer processing                                                   420               84 (c)            504
 Repossession & repair expense                                       5,313               36 (c)          5,349
 Other operating expense                                             7,319              167 (c)          7,486
                                                               -----------      -----------        -----------
   Total operating expense                                          30,123              812             30,935
                                                               -----------      -----------
Income from continuing operations before income taxes                3,629            6,048              9,677
Income taxes                                                         1,524            2,293 (e)          3,817
                                                               -----------      -----------        -----------
   Net income from continuing operations                       $     2,105      $     3,755        $     5,860

Discontinued operations:
 Income from discontinued operations before income taxes            24,913          (24,913)                --
 Income taxes                                                        8,509           (8,509)                --
                                                               -----------      -----------        -----------
   Net income from discontinued operations                          16,404          (16,404)                --
                                                               -----------      -----------        -----------
   Net income                                                       18,509          (12,649)             5,860
                                                               ===========      ===========        ===========
Average number of common and common                                                  99,605 (b)
equivalent shares outstanding                                   15,255,629       (4,500,000)(a)     10,855,234
                                                               ===========      ===========        ===========

Net income per share from continuing operations                $      0.14                         $      0.54
                                                                                                   ===========
Net income per share from discontinued operations              $      1.07
                                                               -----------
Net income per share                                           $      1.21
                                                               ===========

   See accompanying note to the Unaudited Pro Forma Consolidated Financial
                                  Statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                    December 31,    Pro forma
                                                        1996       adjustments       Pro forma
                                                    ------------   -----------       ---------
Assets
------
Cash                                                  $  4,546      $   1,071 (a)    $   5,617
Short-term investments                                   2,110             --            2,110
Finance receivables, net before allowance
 for credit losses                                     372,630         31,000 (a)      403,630
Allowance for credit losses                             (4,913)            --           (4,913)
                                                      --------      ---------        ---------
Finance receivables, net of allowance                  367,717         31,000          398,717

Repossessions                                            5,927             --            5,927
Other assets                                            20,708            722 (a)       23,304
                                                                        1,874 (b)
Net assets of discontinued operations                  152,014       (152,014)(a)           --
                                                      --------      ---------        ---------
   Total assets                                       $553,022      $(117,547)       $ 435,675
                                                      ========      =========        =========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Commercial paper                                    $147,326      $      --        $ 147,326
  Other debt                                           221,394        (52,700)(e)      165,928
                                                                       (2,766)(b)
Accounts payable and other liabilities                   8,651          2,391 (a)       11,042
                                                      --------      ---------        ---------
   Total liabilities                                  $377,371      $ (53,075)       $ 324,296
                                                      --------      ---------        ---------
Stockholders' equity:
  Common stock                                             150              3 (b)          153
  Surplus                                               82,793          4,637 (b)       87,430
  Retained Earnings                                     92,708         48,088 (a)      140,796
  Treasury Stock                                            --       (117,000)(a)     (117,000)
                                                      --------      ---------        ---------
   Total stockholders' equity                          175,651        (64,272)         111,379
                                                      --------      ---------        ---------
   Total liabilities and stockholders' equity         $553,022      $(117,347)       $ 435,675
                                                      ========      =========        =========

    See accompanying notes to the Unaudited Pro Forma Consolidated Financial
                                   Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.):

  We have audited the consolidated balance sheets of Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.) and subsidiaries ("the Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year periods ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         /s/ KPMG Peat Marwick LLP

March 3, 1997

                        RELIANCE ACCEPTANCE GROUP, INC.
             (Formerly known as Cole Taylor Financial Group, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                            December 31,
                                                                                        -------------------
                                                                                          1996       1995
                                                                                        --------   --------
                 ASSETS
Cash ($3,937 restricted as of December 31, 1996)                                        $  4,546   $  3,375
Short-term investments, at cost which approximates market                                  2,110      1,454
Finance receivables, net                                                                 383,348    231,726
Nonrefundable dealer discounts                                                           (10,718)   (12,655)
Allowance for credit losses                                                               (4,913)        --
                                                                                        --------   --------
                                                                                         367,717    219,071
Repossessions                                                                              5,927      5,235
Income tax refund receivable                                                               9,180         --
Other assets                                                                              11,528      4,774
Net assets of discontinued operations                                                    152,014    138,653
                                                                                        --------   --------
     Total assets                                                                       $553,022   $372,562
                                                                                        ========   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Commercial paper                                                                       $147,326   $127,268
 Other debt                                                                              221,394     82,657
 Accounts payable and other liabilities                                                    8,651      8,020
                                                                                        --------   --------
     Total liabilities                                                                   377,371    217,945
                                                                                        --------   --------
Commitments and contingent liabilities
Stockholders' equity:
 Preferred stock, $.01 par value; 20,000,000 shares authorized, no shares issued and
 outstanding at December 31, 1996 and 1995                                                    --         --
 Common stock, $.01 par value; 40,000,000 shares authorized; 15,036,720 and
 14,571,429 shares issued and outstanding at December 31, 1996, and December
 31, 1995, respectively                                                                      150        146
 Class A common stock, $.01 par value; 2,000,000 shares authorized; no shares
 issued and outstanding at December 31, 1996 and 1995                                         --         --
 Surplus                                                                                  82,793     75,212
 Retained earnings                                                                        92,708     79,516
 Employee Stock Ownership Plan loan                                                           --       (257)
                                                                                        --------   --------
     Total stockholders' equity                                                          175,651    154,617
                                                                                        --------   --------
     Total liabilities and stockholders' equity                                         $553,022   $372,562
                                                                                        ========   ========

          See accompanying notes to consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (Formerly known as Cole Taylor Financial Group, Inc.)
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                              For the years ended December 31,
                                                              --------------------------------
                                                               1996         1995        1994
                                                              -------      -------     -------
Interest income:
 Interest and fee income                                      $71,521      $36,419     $14,199
 Interest expense                                              21,136       11,594       3,314
                                                              -------      -------     -------

   Net interest income                                         50,385       24,825      10,885
Provision for credit losses                                    18,000           --        (363)
                                                              -------      -------     -------
   Net interest income after provision
     for credit losses                                         32,385       24,825      11,248
Other income                                                    1,367        1,250         509
                                                              -------      -------     -------
Operating expense:
 Salaries and employee benefits                                15,435        8,679       4,176
 Occupancy                                                      1,001          627         249
 Furniture, fixtures and equipment                                635          230          76
 Computer processing                                              420          427         215
 Repossession & repair expense                                  5,313          284         109
 Other operating expense                                        7,319        4,327       1,527
                                                              -------      -------     -------
   Total operating expense                                     30,123       14,574       6,352
                                                              -------      -------     -------

Income from continuing operations before income taxes           3,629       11,501       5,405
Income taxes                                                    1,524        4,439       2,133
                                                              -------      -------     -------
   Net income from continuing operations                        2,105        7,062       3,272
                                                              -------      -------     -------
Discontinued operations:
 Income from discontinued operations before income taxes       24,913       22,521      20,342
 Income taxes                                                   8,509        5,911       5,855
                                                              -------      -------     -------
   Net income from discontinued operations                     16,404       16,610      14,487
                                                              -------      -------     -------

   Net income                                                 $18,509      $23,672     $17,759
                                                              =======      =======     =======
Earnings per share from continuing operations                 $  0.14      $  0.47     $  0.23
Earnings per share from discontinued operations                  1.07         1.09        1.03
                                                              -------      -------     -------
   Earnings per share                                         $  1.21      $  1.56     $  1.26
                                                              =======      =======     =======

Cash dividends declared per share                             $  0.36      $  0.28     $  0.18
                                                              =======      =======     =======

          See accompanying notes to consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
            (Formerly known as Cole Taylor Financial Group, Inc.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands, except per share data)

                                                                                         Employee
                                                                                          Stock
                                                     Voting                              Ownership
                                                ---------------              Retained   Plan (ESOP)
                                                Common  Class A    Surplus   Earnings      Loan        Total
                                                ---------------    -------   --------   -----------   --------
Balance at January 1, 1994..................      $103     $ 17    $45,705    $44,706   $     (429)   $ 90,102
 Reduction of loan to ESOP..................                                                    86          86
 Net proceeds from issuance
  of common stock -- 2,300,000 shares.......        23              27,280                              27,303
   Restricted common stock issued in
    connection with long-term incentive
    plan, 2,921 shares......................                            32                                  32
   Exercise of common stock options in
    connection with long-term incentive
    plan, 85,962 shares -- net of 6,434
    restricted shares canceled..............         1                 374                                 375
   Payments to acquire and retire common
    stock -- 22,000 shares..................                          (303)                               (303)
   Conversion of Class A common stock to
    common stock -- 1,708,000 shares........        17      (17)                                            --
   Conversion of mandatory convertible
    note-- 90,910 shares....................         1               1,249                               1,250
   Tax benefit associated with exercise of
    common stock options....................                           260                                 260
   Dividends:
     Common -- $0.18125 per share...........                                   (2,489)                  (2,489)
     Class A -- $0.13125 per share..........                                      (58)                     (58)
   Net income...............................                                   17,759                   17,759
                                               -------  -------    -------    -------   --------      --------
Balance at December 31, 1994................       145       --     74,597     59,918         (343)    134,317
   Reduction of loan to ESOP................                                                    86          86
   Exercise of common stock options in
     connection with long-term incentive
     plan, 73,312 shares -- net of 588
     restricted shares canceled.............         1                 461                                 462
   Payments to acquire and retire common
     stock -- 10,236 shares.................                          (220)                               (220)
   Tax benefit associated with exercise of
     common stock options...................                           374                                 374
   Dividends:
     Common -- $0.28 per share..............                                   (4,074)                  (4,074)
   Net income...............................                                   23,672                   23,672
                                               -------  -------    -------    -------   --------      --------
Balance at December 31, 1995................       146       --     75,212     79,516         (257)    154,617
   Reduction of loan to ESOP................                                                   257         257
   Exercise of common stock options in
     connection with long-term incentive
     plan, 465,291 shares -- net of 49,313
     restricted shares canceled.............         4               4,327                               4,331
   Payments to acquire and retire common
     stock -- 10,236 shares.................
   Tax benefit associated with exercise of
     common stock options...................                         3,254                               3,254
   Dividends:
     Common -- $0.36 per share..............                                   (5,317)                  (5,317)
   Net income...............................                                   18,509                   18,509
                                               -------  -------    -------    -------   --------      --------
Balance at December 31, 1996................      $150  $    --    $82,793    $92,708   $     --      $175,651
                                               =======  =======    =======    =======   ========      ========

          See accompanying notes to consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (Formerly known as Cole Taylor Financial Group, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                For the years ended December 31,
                                                                  1996        1995       1994
                                                                --------   ---------   --------
Cash flows from operating activities:
 Net income                                                   $   18,509   $  23,672   $ 17,759
 Adjustments to reconcile net income to net cash provided by operating activities:
 Dealer discount accretion                                        (3,106)     (2,279)    (2,059)
 Provision (reduction of allowance) for credit losses             18,000         --        (375)
 Deferred income taxes                                             1,171         (20)       163
 Depreciation and amortization                                     1,211         152        199
 Other, net                                                          --            6        (13)
 Changes in assets and liabilities:
  Income Tax refund receivable                                    (9,180)         --         --
  Other assets                                                    (1,701)     (6,503)    (1,849)
  Accounts payable and other liabilities                            (540)      3,075      3,570
                                                              ----------   ---------   --------
Net cash provided by operating activities                         24,364      18,103     17,395
                                                              ----------   ---------   --------
Cash flow from investing activities:
 Loan repayments                                                 127,029      64,547     20,569
 Loan originations                                              (291,261)   (192,671)   (89,162)
 Capital expenditures, net                                        (1,935)       (772)      (304)
 Net increase in assets of discontinued operations prior to
  split-off                                                      (13,361)    (12,815)   (21,095)
                                                              ----------   ---------   --------
Net cash used in investing activities                           (179,528)   (141,711)   (89,992)
                                                              ----------   ---------   --------
Cash flows from financing activities:
 Proceeds from commercial paper                                1,202,006     540,420        --
 Repayments of commercial paper                               (1,181,948)   (413,152)       --
 Proceeds from other debt                                        551,131     188,400    121,500
 Repayments of other debt                                       (412,082)   (189,000)   (68,500)
 Debt issuance expense                                            (1,462)       (324)      (355)
 Net proceeds from issuance of common stock                        4,331         462     27,678
 Payments to acquire common stock                                     --        (220)      (303)
 Dividends paid                                                   (4,985)     (3,779)    (2,199)
                                                              ----------   ---------   --------
Net cash provided by financing activities                        156,991     122,807     77,821
                                                              ----------   ---------   --------
Net (decrease) increase in cash and cash equivalents               1,827        (801)     5,224
Cash and cash equivalents, beginning of year                       4,829       5,630        406
Cash and cash equivalents, end of year                          $  6,656   $   4,829   $  5,630


          See accompanying notes to consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (Formerly known as Cole Taylor Financial Group, Inc.)
                CONSOLIDATED STATEMENT OF CASH FLOW (continued)
                                 (in thousands)

     Supplemental disclosure of cash flow information for the three years ended December 31, 1996 are as follows:

                                                                             For the years ended
                                                                                 December 31,
                                                                           ------------------------
                                                                            1996     1995     1994
                                                                           -------  -------  ------
Cash paid (received) during the year for:
          Interest                                                         $19,884  $11,613  $2,806
          Income taxes                                                      11,093    2,253     519
Supplemental disclosures of noncash investing and financing activities:
          Conversion of mandatory convertible note to common stock              --       --   1,250
          Dividends declared but not paid                                    1,352    1,020     725
          Compensation paid through issuance of common stock                    --       --      32
          Tax benefit associated with exercise of common stock options       3,254      374     260
          Reduction in ESOP loan                                               257       86      86




          See accompanying notes to consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
             (Formerly known as Cole Taylor Financial Group, Inc.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization:

     The consolidated organization consists of Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.) (the "Company" or the "Parent Company") and its subsidiaries, Reliance Acceptance Corporation (formerly known as Cole Taylor Finance Co.) (the "Finance Company"), Cole "Taylor Bank (the "Bank") and CT Mortgage Company, Inc. (the "Mortgage Company"). The Finance Company operates through wholly owned subsidiaries under the name Reliance Acceptance Corp. The Bank and Mortgage Company are now accounted for as discontinued operations as fully described in note 2.

2. Discontinued Operations:

     On June 12, 1996 the Board of Directors of the Company approved a definitive share exchange agreement providing for the split-off of the Bank and Mortgage Company to an investment group headed by the Company's Chairman Jeffrey Taylor, President Bruce Taylor and Company director and co-founder Sidney Taylor. Under the terms of the agreement, the Company will receive between 4.0 and 4.5 million shares of common stock of the Company plus (i) the Bank's used automobile receivables business, principally consisting of cash and sales finance receivables secured by automobiles, and (ii) cash amounts.

     On February 12, 1997 (the "Closing Date"), pursuant to an Amended and Restated Exchange Agreement (the "Share Exchange Agreement") dated as of June 12, 1996, Reliance Acceptance Group, Inc. ("RAG") (until the Closing Date, known as "Cole Taylor Financial Group, Inc.," ("CTFG")) and the Taylor Family Group (as defined below), completed the exchange of (1) 1 share of Common Stock, $.01 par value per share, of Taylor Capital Group, Inc., a subsidiary of RAG, holding, among other things, all of the capital stock of Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. and an investment in Alpha Capital Fund II,
L. P. ("Alpha Capital"), which went to the Taylor Family Group, for (b) all of the 4.5 million shares of Common Stock, $.01 par value per share, of RAG owned by the Taylor Family Group, which went to RAG (the "Share Exchange"). Prior to the Share Exchange, the Bank transferred to Cole Taylor Auto Finance, Inc. ("Auto Sub"), a newly formed subsidiary of the Bank, which was subsequently transferred to RAG prior to the Share Exchange, the Bank's used automobile receivables business consisting of, among other things, used automobile finance contracts with a fair market value of $31 million, and $52.03 million in cash. At the same time as the Share Exchange, Reliance Acceptance Corporation (formerly Cole Taylor Finance Co.), a subsidiary of RAG, was merged with and into Auto Sub (the "Merger"), and the surviving corporation was renamed Reliance Acceptance Corporation. The terms of the transaction were the result of arm's length negotiations between the Board of Directors of RAG, assisted by independent financial and legal advisors, and the Taylor Family Group, and the transaction was approved by the Board without the participation of members of the Taylor Family and by the stockholders of RAG at its Annual Meeting held on November 15, 1996. The Taylor Family Group consists of Jeffrey W. Taylor, Bruce
W. Taylor, Sidney J. Taylor, Iris A. Taylor, who is a trustee of several trusts that are part of the Taylor Family Group, Cindy Taylor Bliel, related trusts and a related partnership. Certain present and former directors of the Bank (Edward McGowan, Richard Kaplan, Ronald Emanuel and Corky Eisen) who are not members of the Taylor Family are investors in the partnership that is part of the Taylor Group. Until the Share Exchange, Jeffrey W. Taylor had been a director and the Chairman of the Board and Chief Executive Officer of CTFG and Chairman of the Bank, Bruce W. Taylor had been a director and President of CTFG and President and Chief Executive Officer of the Bank, and Sidney J. Taylor had been a director of CTFG and chairman of the Executive Committee of CTFG's board of directors. Melvin E. Pearl, who until the Share Exchange was a director of CTFG, is a trustee of several trusts that are part of the Taylor Family Group.

     The split-off entity, consisting of the Bank and Mortgage Company, qualifies as discontinued operations as defined in Accounting Principles Board Opinion 30 (APB 30). Accordingly, the Company's consolidated balance sheets as of December 31, 1996 and 1995, and the related consolidated statements of income December 31, 1996, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996, have been presented to reflect the split-off entity's net assets and financial operations as discontinued operations. The split-off will be accounted for as a non-reciprocal distribution to stockholders and an accounting gain of $48 million was recorded by the Company. The assets and liabilities of the discontinued operations have been separately classified on the accompanying consolidated balance sheets as net assets of discontinued operations. A summary of these assets and liabilities is included in note 13 of these financial statements.

Condensed unaudited pro forma financial information reflecting the consummation of the transaction as if it occurred on December 31, 1996 for balance sheet purposes and January 1, 1996 for income statement purposes is as follows (in thousands):

                                                          December 31, 1996
                                                             (unaudited)
                                                          -----------------

  Finance Receivables, net of allowance                       $398,717
  Other assets                                                  36,958
                                                              --------
  Total assets                                                $435,675
                                                              ========

  Commercial paper and Other Debt                             $313,254
  Other liabilities                                             11,042
  Stockholders equity                                          111,379
                                                              --------
                                                              $435,675
                                                              ========

                                                             Year ended
                                                          December 31, 1996
                                                             (unaudited)
                                                             -----------
  Net income form continuing operations                       $  5,860
                                                              ========
  Net income per share from continuing operations             $   0.54
                                                              ========


3. Summary of Significant Accounting Policies:

   Basis of Presentation:

     The consolidated financial statements report the operations of the Finance Company and applicable assets, liabilities and expenses of the Parent Company as continuing operations. The Bank and Mortgage operations and a portion of the Parent Company expenses are reported as discontinued operations. The accounting and reporting policies conform to generally accepted accounting principles and to the general reporting practices within the finance and banking industries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas which are subject to estimation techniques most significantly, include the adequacy of the nonrefundable dealer discounts and the allowance for credit losses. These estimates may differ from actual results.


   Revenue Recognition:

     Finance charges on precomputed notes are credited to unearned finance charges at the time the notes are acquired and amortized into income using the actuarial method, which approximates the level yield method. When an account becomes 90 or more days contractually delinquent, the accrual of income is suspended.

Late charges and deferment charges are taken into income as collected. Extension fees are taken into income on the same basis as finance charges.

  In conjunction with its financing activities, the Finance Company, as agent for unaffiliated insurers, receives commissions on credit life, accident and health, collateral protection and vehicle warranty insurance. Commissions on credit life and accident and health insurance are taken into income on the same basis as finance charges. Commissions on collateral protection and vehicle warranty insurance are taken into income on a straight-line basis over 12 months and 13 months, respectively, which approximates the average contractual term of the related policies. This method does not differ materially from the actuarial method.

  The net amount of participations in commissions received from dealers for financing dealer-placed insurance and participations in commissions paid to dealers for selling company-placed insurance are included in deferred income and amortized into income over the estimated average terms of such underlying insurance policies. Credit life and accident and health insurance commissions are taken into income on a sum-of-the-digits method over a period of 24 months. This method does not differ materially from the actuarial method.

  Allowance for Credit Losses and Nonrefundable Dealer Discounts:

  In conjunction with the financing of installment contracts, agreements are entered into with dealers whereby nonrefundable dealer discounts are established to protect the Finance Company from potential losses associated with such contracts.

  Effective January 1, 1996, the Company's accounting treatment for nonrefundable dealer discounts was revised to follow guidelines analogous to the treatment prescribed in AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The Company stratifies its installment contracts receivable by month of purchase (referred to as "pools") to evaluate the adequacy of the nonrefundable dealer discounts allocated to such pools. If the nonrefundable dealer discounts associated with an individual pool of installment contracts receivable are estimated to be deficient to cover known and currently estimable losses for that pool, an allowance for credit losses is used to absorb such deficiency. Any required increase in the allowance for credit losses is recognized as an additional provision for credit losses. If the nonrefundable dealer discounts associated with an individual pool of installment contracts receivable are estimated to exceed known and currently estimable losses for that pool, such excess may be accreted to interest income over the remaining life of the respective pool, using a method that approximates the level yield method. Management's evaluation as to the adequacy of the nonrefundable dealer discount to absorb losses is based on historical experience of the portfolio, estimates of the collectibility of the accounts, the value of the underlying collateral, and current economic conditions.

  Repossessed Assets:

     Effective January 1, 1996, the Company's policy regarding repossessions was revised to require that repossessed assets and deficiency balance accounts (account balances remaining after the sale of a repossessed asset to be satisfied by the refundable portions of insurance and warranty policies) be charged down to the estimated net realizable value at the time of repossession. Previously, repossessed assets and balances remaining after repossession and sale were charged down to the estimated net realizable value in the month following the 90 and 60 day agings, respectively.

     The repossession policy was also revised, effective January 1, 1996, to provide for the recognition in other operating expenses of repossession expenses which were formerly capitalized to the related repossessed asset.

  Cash and Cash Equivalents:

     The Company considers its cash and short term investments to be cash and cash equivalents for purposes of the statement of cash flows. Short-term investments consist of overnight purchase of securities under agreements to resell. The investments are carried at cost, which approximates market.

  Furniture, Fixtures, and Equipment:

     Furniture, fixtures, and equipment are carried at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over three to ten years, the estimated useful lives of the assets.

  Income Taxes:

     The Company files a consolidated federal income tax return. The income tax provision is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 and consists of current income taxes payable and the change in deferred income taxes provided for temporary differences. Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Deferred income taxes are recorded at the statutory Federal and state rates at the time the temporary differences are expected to reverse.

  Earnings Per Share:

     The weighted average number of common and common equivalent shares outstanding for purposes of computing earnings per share was 15,255,629, 15,222,426 and 14,077,776 in 1996, 1995 and 1994 respectively. Weighted average shares outstanding include common and common equivalent shares attributable to outstanding stock options under the long-term incentive plan using the treasury stock method in each of the periods.


4. Finance Receivables:

     All finance receivables are sales finance contracts; the Finance Company has no direct loans. Finance receivables are accounted for on a discount basis and generally have terms of 18 to 48 months, with maximum terms of 60 months. Finance receivables outstanding at December 31, 1996 and 1995 were as follows:

                                                    1996      1995
                                                  --------  --------
                                                    (in thousands)
  Gross finance receivables:                      $507,166  $315,908
     Less:
     Unearned finance charges                      123,092    83,612
     Unearned insurance commissions                    726       229


     Unearned processing fee                            ---       341
                                                   ------------------
  Finance receivables, net                          383,348   231,726
                                                   ==================

     During the years ended December 31, 1996 and 1995, cash collections of principal amounts of sales finance receivables (excluding finance charges earned, nonrefundable dealer discounts, and processing fees) totaled approximately $127,029,000 and $64,547,000, respectively, and the ratio of these cash collections to average principal balances was 40.60% and 44.54%, respectively.

     The Company's offices in Texas accounted for approximately 42% and 42% of gross finance receivables as of December 31, 1996 and 1995, respectively, and offices in Georgia accounted for approximately 14% and 12% of gross receivables as of December 31, 1996 and 1995, respectively. Each of the remaining states where offices are located accounted for less than 10% of the total gross finance receivables throughout the two years.

     A summary of the activity in the allowance for credit losses and the nonrefundable dealer discount for the years ended December 31 is as follows:

                                                         Allowance for    Nonrefundable
                                                         credit losses   dealer discount
                                                         -------------------------------
                                                                  (in thousands)
Balance December 31, 1993                                     $    375          $  1,157
 Provision/dealer discount established                            (375)            6,729
 Finance receivables charged to dealer discount,
  net of recoveries                                                 --              (476)
  Finance receivables charged to allowance for credit
   losses                                                           --                --
  Discount accretion                                                --            (2,059)
                                                         -------------------------------
 Balance December 31, 1994                                          --             5,351
  Provision/dealer discount established                             --            13,992
  Finance receivables charged to dealer discount,
   net of recoveries                                                --            (4,642)
  Discount accretion                                                --            (2,046)
                                                         -------------------------------
 Balance December 31, 1995                               $        --            $ 12,655
  Provision/dealer discount established                         18,000            21,976
  Finance receivables charged to dealer discount,
   net of recoveries                                                --           (20,807)
  Finance receivables charged to allowance for credit
losses                                                         (13,087)               --
  Discount accretion                                                --            (3,106)
                                                         -------------    ==============
 Balance December 31, 1996                                    $  4,913          $ 10,718
                                                         =============    ==============


     The gross outstanding balances of delinquent loans on which interest income was suspended totaled approximately $4,519,000 and $1,024,000 at December 31, 1996 and 1995, respectively.

5. Commercial Paper:

     During the second quarter of 1995, the Finance Company began issuing commercial paper. The commercial paper program is limited to $200 million and is supported by the Finance Company's revolving credit agreement and subject to the borrowing limitations contained in the revolving credit agreement. As of December 31, 1996 and 1995, there was $147.3 million and $127.3 million, respectively, in commercial paper outstanding. Rates during 1996 and 1995 ranged from 5.51% to 6.30% and from 5.95% to 6.48%, respectively. Original terms ranged from one to 270 days for both years. Rates at December 31, 1996 ranged from 5.70% to 6.20% and the maturity dates ranged from January 1997 through July 1997.

6. Other Debt:

     Other debt consisted of the following at December 31, 1996 and 1995:


                                                                                                     1996      1995
                                                                                                   --------   -------
                                                                                                     (in thousands)
PARENT COMPANY:
    Subordinated notes bearing interest at 9% payable monthly,
      maturing June 15, 2001                                                                       $ 25,000   $25,000

    $30 million unsecured revolving loan, bearing interest at prime rate or LIBOR plus 1.5%, maturing June 30, 1997; a commitment fee of .25% per annum on the unused portion of the credit line
      is payable annually                                                                            22,700        --

    Employee Stock Ownership Plan ("ESOP") loan,
      collateralized by a pledge of the Company's stock held
      by the ESOP; bearing interest at 8%; payable in annual
      principal installments of $86,000 plus interest until
      June 15, 1998, repaid in 1996                                                                      --       257

FINANCE COMPANY:
    Revolving credit agreement bearing interest at reference rate
      plus .50% or adjusted LIBOR plus 2.25%, maturing July 12, 1997,                                55,550    57,400

    Reliance Auto Receivable Corporation $126,060,667 Asset
      Backed Notes, Series 1996-A, bearing interest at a rate of 6.10%                              118,144        --
                                                                                                   --------   -------
         Total                                                                                     $221,394   $82,657
                                                                                                   ========   =======

The agreement under which the Parent Company's revolving loan was issued includes financial covenants relating to the amount of tangible net worth (as defined), the ratio of indebtedness to tangible net worth, the ratio of nonperforming assets to primary capital (as defined), and the amount of net income. It also contains restrictions as to mergers or disposals of assets and creation of liens on assets owned or acquired. As of December 31, 1996 and 1995, the Company was in compliance with the provisions of the agreement. The revolving loan was paid in full and cancelled on February 12, 1997.

During 1996, the Finance Company's revolving credit agreement was amended and increased from $200 million to $250 million. The average usage of the lines of credit during 1996 and 1995 was $62,502,307 and $51,683,333, respectively. The rate at December 31, 1996 was 8.75% and rates at December 31, 1995 ranged from 7.94% to 9.00%. The Company is also obligated to pay an annual unused line fee of 1/8th of 1% on the amount by which the total credit facility exceeds the average unpaid loan during the month, an annualized fee equal to 5/16th of 1% of the average commercial paper outstanding during the month, and an audit fee of up to $200 per branch per month.

The revolving credit agreement borrowings are secured by the Finance Company's receivables. The agreement includes financial covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratios of the allowance for loan losses and nonrefundable dealer discounts to finance receivables, the ratio of unsubordinated debt to borrowing base (as defined), the ratio of adjusted net income (as defined) to interest expense and to fixed charges (as defined), and the charge-off policy. It also contains restrictions amongst others, as to dividend payments, merger or disposal of assets and creation of liens on assets owned or acquired. As of December 31, 1996, the Finance Company was in default of covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratio of adjusted net income (as defined) to interest expense, the ratio of unsubordinated debt to borrowing base (as defined), and minimum adjusted tangible net worth (as defined). As of March , 1997, the Finance Company received waivers from the lender regarding noncompliance with these covenants as of December 31, 1996 and January 31, 1997. The Finance Company was in compliance with the provisions as of February 28, 1997 and December 31, 1995.

During the fourth quarter of 1996, the Finance Company borrowed $126,060,667 at a fixed rate of 6.10% in a securitized debt financing transaction which is secured by $124,936,440 of the Company's finance receivables at December 31, 1996. Under the agreement, all principal portions of payments received on the underlying collateral plus interest at 6.10% are paid monthly to the noteholders. The remaining collections from the collateral, less a 3% servicing fee paid monthly to the Finance Company, are retained by the Trustee as additional collateral subject to a maximum credit support amount (as defined). Cash collateral included in cash on the Company's balance sheet totaled approximately $3.9 million at December 31, 1996. The agreement includes financial covenants relating to the ratio of delinquencies (as defined), the ratio of defaulted receivables (as defined), and minimum requirements for tangible net worth (as defined). Violation of these provisions could result in an increase in the credit support amount (as defined) or a more rapid pay down of the notes or both. The Finance Company was in compliance with these provisions as of December 31, 1996.

     Following are the maturities of other borrowings at December 31, 1996. The maturities of the asset backed notes are based upon the estimated collection of the underlying receivables.

   Year                                     Amount
   ----                                 (in thousands)
   1997...................................  128,725
   1998...................................   41,434
   1999...................................   26,235
   2000...................................      --
   2001...................................   25,000
                                           --------
     Total................................ $221,394
                                           ========

7. Stockholders' Equity:

     On May 31, 1994, 20 million shares of undesignated preferred stock were authorized. The preferred stock may be issued at the direction of the Board of Directors, without stockholder approval, in series from time to time with such designations, relative rights, priorities, preferences, qualifications, limitations and restrictions thereon, to the extent that such are not fixed in the Company's certificate of incorporation, as the Board of Directors determines. The rights, preferences, limitations and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. The Board of Directors may authorize the issuance of preferred stock which ranks senior to the common stock with respect to the payment of dividends and the distribution of assets on liquidation. In addition, the Board of Directors is authorized to fix the limitations and restrictions, if any, upon the payment of dividends on common stock to be effective while any shares of preferred stock are outstanding.

8. Long-Term Incentive Plan:

     Under the terms of the Company's stock option plans, key employees are granted options, at the discretion of the Board of Directors, to purchase shares of the Company's common stock at the fair market value. Generally, these shares vest at a rate of 20% per year over a five year period starting on the first anniversary of the grant. A total of 1.96 million shares of common stock are reserved for issuance under the long-term incentive plan.

     The changes in the stock options under the long-term incentive plan for the two years ended December 31, 1996 are as follows:

                                                            Number       Weighted Average
                                                           of Shares      Exercise Price
Outstanding at December 31, 1994 (292,800 exercisable)    1,093,200      $
  Granted                                                   347,565               17.92
  Exercised                                                 (73,900)               6.51
  Canceled                                                  (41,075)              10.96
                                                          ---------      --------------
 Outstanding at December 31, 1995 (509,235
   exercisable)                                           1,325,790

  Granted                                                   317,545               24.66
  Exercised                                                (514,604)              11.11
  Canceled                                                  (36,257)              20.97
                                                          ---------      --------------
 Outstanding at December 31, 1996
    (all exercisable)                                     1,092,474
                                                          =========

     The definitive share exchange agreement described in note 2, provides for full vesting of all of the outstanding stock options at the closing date of the Split-Off Transactions. On October 18, 1996, in anticipation of the Split-Off, the Stock Option Committee approved an immediate 100% vesting of all outstanding options. All options associated with discontinued operations expire within 90 days of the closing date.

     As of December 31, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The per share weighted-average fair value of stock options granted during 1996 and 1995 associated with continuing operations, was $8.50 and $6.01, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: an expected dividend yield of 1.3% and 1.3%, respectively, expected volatility of 33.8% and 31.9%, respectively, risk-free interest rate of 5.5% and 5.3%, respectively, and an expected life of 5 years and 5 years, respectively. The per share weighted-average fair value of stock options granted during 1996 and 1995 associated with discontinued operations was $2.28 and $3.04, respectively, on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: an expected dividend yield of 1.3% and 1.3%, respectively, expected volatility of 33.8% and 31.9%, respectively, risk free interest rate of 5.5% and 5.3%, respectively and an expected life of 0.4 years and 1.4 years, respectively.

     Under SFAS No. 123, the Company is required to disclose pro forma net income and earnings per share both for 1995 and 1996 as if compensation expense relative to the fair value of options granted had been included in earnings. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                 1996             1995
                                                                               -------          -------
     Net income from continuing operations as reported                         $ 2,105          $ 7,062
     Pro forma net income from continuing operations                             1,759            6,917

     Net income from discontinued operations as reported                       $16,404          $16,610
     Pro forma net income from discontinued operations                          15,765           16,354

     Net income per share from continuing operations as reported               $  0.14          $  0.47
     Pro forma net income per share from continuing operations                    0.12             0.46

     Net income per share from discontinued operations as reported             $  1.07          $  1.09
     Pro forma net income per share from discontinued operations                  1.03             1.07

     The following table summarizes information about stock options outstanding at December 31, 1996.


       Range               Number           Weighted-Average
        of               Outstanding           Remaining         Weighted-Average
      Prices             at 12/31/96       Contractual Life       Exercise Price
   ---------------       -----------       -----------------     ----------------
    $4.68 to 6.60            341,100              4.4                  5.45
   $10.80 to 18.75           501,806              7.9                 14.11
   $19.50 to 29.75           249,568              9.4                 24.33
                         -----------
                           1,092,474              7.2                 13.74
                         ===========

     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period, as revised by the Stock Option Committee, and compensation cost for options granted prior to January 1, 1995 is not considered.

9.  Employee Benefit Plans:

     The Company has an ESOP and a profit-sharing plan covering substantially all employees. Company contributions are at the discretion of the Board of Directors, with the exception of certain matching of employee contributions and a minimum ESOP contribution sufficient to service the ESOP debt. During 1996 and 1995, the Parent Company and Finance Company contributions made to the Profit Sharing Plan and ESOP totaled $140,700 and $248,000, respectively.

     At December 31, 1996 and 1995, the ESOP owned 29,091 and 58,746 shares, respectively, of the Company's common stock held in trust for the Parent Company's and the Finance Company's employees. The plan's trustee is Cole Taylor Bank.

10. Income Tax Provision:

     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                          1996    1995     1994
                                        -------- -------  ------
                                             (in thousands)

Current income tax expense:
 Federal                                 $  222  $3,763   $1,582
 State                                      131     696      388
                                         ------  ------   ------
   Total current income tax expense         353   4,459    1,970
Deferred income tax expense (benefit)     1,171     (20)     163
                                         ------  ------   ------
   Total income taxes                    $1,524  $4,439   $2,133
                                         ======  ======   ======

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. The tax effect of temporary differences at December 31, 1996 and 1995 are as follows:

                                                     1996     1995
                                                   -------   ------
                                                   (in thousands)
Deferred Tax Assets:
 Allowance for credit losses                       $ 1,863      --
   Other                                                --      20
                                                   -------   ------
     Gross deferred tax assets                       1,863      20
                                                   -------   ------

Deferred Tax Liabilities:
   Dealer acquisition discounts                     (3,002)     --
   Other                                               (12)     --
                                                   -------   ------
     Gross deferred tax assets                      (3,014)     --
                                                   -------   ------

   Net deferred tax assets (liabilities)           $(1,151)  $  20
                                                   =======   ======

     At December 31, 1996, the Company and the Bank had net operating loss carryforwards for Illinois state income tax purposes of approximately $34 million. These loss carryforwards will be allocated between the Company and the Bank as of the Split-off date, in accordance with the Illinois Corporate Income Tax Act. These loss carryforwards will expire at various dates through the year 2006.

     Income tax expense was different from the amounts computed by applying the federal statutory rate of 35% in 1996, 1995 and 1994 to income from continuing operations before income taxes because of the following:


                                                         1996     1995    1994
                                                        ------   ------  ------
                                                             (in thousands)
Federal income tax expense at statutory rate            $1,270   $4,025  $1,891
(Decrease) increase in taxes resulting from:
   State income tax expense, net of federal income tax
     benefit                                               142      459     261
   Other, net                                              112      (45)    (19)
                                                        ------   ------  ------
     Total                                              $1,524   $4,439  $2,133
                                                        ------   ------  ------

11. Commitments:

     The Company leases various office facilities under operating leases expiring through September 30, 2001. Estimated future minimum rentals under noncancelable operating leases as of December 31, 1996 were as follows:


                           Amount
                       (in thousands)
                       --------------
            1997             $1,257
            1998                934
            1999                609
            2000                184
            2001                 42
                             ------
              Total          $3,026
                             ======

     Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,042,000, $604,000, and $233,000, respectively.


12. Fair Value of Financial Instruments:

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments. Estimations and present value calculations were used by the Company for the purposes of estimating fair values. Fair value estimates are made at specific point in time for the Company's financial instruments; they are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Fair value estimates do not reflect the total value of the Company as a going concern.

     The methods and assumptions used to determine fair values for each significant class of financial instruments are presented below:


  Cash and Equivalents:

     The carrying amounts approximate fair value because of the short maturity of these instruments.


  Finance Receivables:

     The interest rates on the receivables outstanding at December 31, 1996 and 1995 are consistent with the rates at which loans would currently be made to borrowers of similar credit quality and the same maturities and security; as such, the carrying value of the receivables outstanding at December 31, 1996 and 1995 approximate fair value at those dates.

  Commercial Paper:

     The carrying amounts approximate fair value because of the short maturity of these instruments.

  Other Debt:

     Other debt has been valued at present values of future cash flows using rates which approximate current market rates for similar instruments. The estimated fair value of other debt as of December 31, 1996 and 1995 was $221,884,000 and $87,380,000, respectively.

  Discontinued Operations:

     A significant portion of the discontinued operations' assets and liabilities are considered financial instruments as defined in SFAS No. 107. Cash, due from banks and short term investments are reported at amounts that approximate fair value. Investment securities are determined from quoted market prices. Fair value of loans has been estimated by the present value of future cash flows, using current rates at which similar loans would be made. Deposit liabilities have been valued at the present value of future cash flows using rates which approximate current market rates for similar instruments. Short term borrowings and long term debt have been valued at present values of future cash flows using rates which approximate current market rates for similar instruments. At December 31, 1996, the estimated fair value of net discontinued financial instruments having a carrying book value of $21,656,000, was $16,893,000. As of December 31, 1995, the estimated fair value of net discontinued financial instruments having a carrying book value of $110,972,000, was $110,987,000. The fair value of off-balance sheet interest rate swap agreements as of December 31, 1996 and 1995 was a deficit value of $456,000 and $96,000, respectively, and was estimated using quoted market prices.

13. Net Assets of Discontinued Operations:

     The assets and liabilities of the discontinued operations have been separately classified on the balance sheet as net assets of discontinued operations. A summary of these assets and liabilities follows:

                                                             December 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
                                                             (in thousands)
ASSETS:
 Cash and due from banks                                $   67,032  $   68,413
 Federal funds sold                                          5,675       5,000
 Interest-bearing deposits in other banks                   14,564      19,134
 Investment securities                                     403,789     438,348
 Loans, net                                              1,205,055   1,187,753
 Premises, leasehold improvements and equipment, net        15,314      16,906
 Other assets                                              113,202      43,787
                                                        ----------  ----------
   Total assets--discontinued operations                $1,824,631  $1,779,341
                                                        ==========  ==========
LIABILITIES:
 Deposits                                               $1,406,775  $1,363,511
 Short-term borrowings                                     248,268     263,035
 Accrued interest, taxes and other liabilities              17,574      14,142
                                                        ----------  ----------
   Total liabilities--discontinued operations            1,672,617   1,640,688
                                                        ----------  ----------
   Net assets of discontinued operations                $  152,014  $  138,653
                                                        ----------  ----------

  A summary of the net income of the discontinued operations for the following years ended December 31 were as follows:

                                1996        1995       1994
                              --------    --------   --------
  Net interest income          $ 73,086   $ 69,421   $ 71,434
  Provision for loan losses      (3,342)    (4,056)    (7,374)
  Noninterest income             16,669     14,227     12,887
  Noninterest expense           (61,500)   (57,071)   (56,605)
  Income taxes                   (8,509)    (5,911)    (5,855)
                               --------   --------   --------
  Net income                   $ 16,404   $ 16,610   $ 14,487
                               --------   --------   --------

14. Parent Company Only:

  Summarized unconsolidated financial information of Reliance Acceptance Group, Inc. is as follows:

                     BALANCE SHEETS (Parent Company Only)
                                 (in thousands)

                                                           December 31,
                                                        ------------------
                                                          1996      1995
                                                        --------  --------
                    ASSETS
 Noninterest-bearing deposits with subsidiary Bank      $    235  $      1
 Securities purchased under agreement to resell with       2,110     1,454
  subsidiary Bank
 Investment in subsidiaries                               28,199    23,583
 Investment in discontinued operations                   152,014   138,653
 Advances to Finance Company                              39,580    15,055
 Other assets                                              4,444     2,798
                                                        --------  --------
     Total assets                                       $226,582  $181,544
                                                        ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Accrued interest, taxes and other liabilities          $  3,231  $  1,670
 Long-term borrowings                                     47,700    25,257
 Stockholders' equity                                    175,651   154,617
                                                        --------  --------
     Total liabilities and stockholders' equity         $226,582  $181,544
                                                        ========  ========

                  STATEMENTS OF INCOME (Parent Company Only)
                                (in thousands)

                                                                                For the Years Ended
                                                                                   December 31,
                                                                             --------------------------
                                                                               1996     1995     1994
                                                                             -------  -------   -------
Income:
  Interest                                                                   $ 3,118  $ 1,842   $   853
  Management fees from Finance Company                                            29      130        --
                                                                             -------  -------   -------
      Total income                                                             3,147    1,972       853
                                                                             -------  -------   -------
Expenses:
  Interest                                                                     4,047   3,057     1,148
  Salaries and employee benefits                                               1,118     903       529
  Other                                                                        1,460   1,412       379
  Intercompany services                                                          329     359       297
                                                                             ------- -------   -------
      Total expenses                                                           6,954    5,731     2,353
                                                                             -------  -------   -------
Income (loss) before income taxes and equity in undistributed net income of
 subsidiaries                                                                 (3,807)  (3,759)   (1,500)
Income tax benefit                                                             1,296    1,209       476
Equity in undistributed net income of Finance Company                          4,616    9,612     4,296
Income from discontinued operations                                           16,404   16,610    14,487
                                                                             -------  -------   -------
      Net income                                                             $18,509  $23,672   $17,759
                                                                             =======  =======   =======

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                For the Years Ended December 31,
                                                                  1996       1995       1994
                                                                --------  ---------   --------
Cash flows from operating activities:
   Net income                                                   $ 18,509  $   23,672   $ 17,759
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation                                                   --          10         --
       Provision for deferred income taxes                            38        (532)        87
       Equity in undistributed net income of subsidiaries         (4,616)     (9,612)    (4,296)
       Other, net                                                     --         145         82
       Changes in assets and liabilities:
          Other assets                                             1,276      (1,106)    (1,030)
          Other liabilities                                        1,523          38        489
                                                                --------   ---------   --------
             Net cash provided by operating activities            16,730      12,615     13,091
                                                                --------   ---------   --------
Cash flows from investing activities:
   Net decrease (increase) in short-term investments                (656)      3,746     (4,700)
   Investment in subsidiaries                                         --          --     (4,500)
   Advances to subsidiaries                                      (67,835)   (160,715)   (48,350)
   Repayments of advances to subsidiaries                         43,310     165,410     28,600
   Other, net                                                         --         (39)        --
   Net increase in net assets of discontinued operations         (13,361)    (12,815)   (21,095)
                                                                --------   ---------   --------
             Net cash provided by (used in) investing
               activities                                        (38,542)     (4,413)   (50,045)
                                                                --------   ---------   --------
Cash flows from financing activities:
   Dividends paid                                                 (4,985)     (3,779)    (2,199)
   Repayments of long-term borrowings                            (40,000)    (81,000)   (37,500)
   Proceeds from long-term borrowings                             62,700      76,000     49,500
   Net proceeds from issuance of common stock                      4,331         462     27,678
   Payments to acquire common stock                                   --        (220)      (303)
                                                                --------   ---------   --------
             Net cash (used in) provided by financing
               activities                                         22,046      (8,537)    37,176
                                                                --------   ---------   --------
Net (decrease) increase in cash                                      234        (335)       222
Cash beginning of year                                                 1         336        114
                                                                --------   ---------   --------
Cash end of year                                                $    235   $       1   $    336
                                                                ========   =========   ========

     Supplemental disclosure of cash flow information for the three years ended December 31, 1996 is as follows:

                                       For the Years
                                           Ended
                                        December 31,
                                  ------------------------
                                   1996     1995     1994
                                  ------   ------   ------
                                      (in thousands)
Cash paid during the year for:
   Interest                        3,569    3,105   1,003
   Income taxes received          (3,257)    (790)   (696)

     The Bank is subject to dividend restrictions set forth by regulatory authorities. Under such restrictions, the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1996, that the Bank could declare and pay to the Company, without the approval of regulatory authorities, amounted to approximately $30.3 million, subject to the Bank remaining in compliance with all applicable capital ratios.

     At December 31, 1996, all the Company's and the Bank's capital ratios were in compliance with the applicable regulatory requirements.


  Allocation of Parent Company Expenses to Discontinued Operations

     Certain Parent Company expenses have been allocated to the discontinued operations. For the years ended December 31, 1996, 1995 and 1994, the after tax expenses allocated to discontinued operations were $3.2 million, $1.5 million and $.6 million, respectively. The allocation was based upon review of individual expense line items and various assumptions on costs related to management of the discontinued operations.

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------
             (formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)
             -----------------------------------------------------
                                  SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.

                                    Reliance Acceptance Group, Inc.


                                    By: /s/ Thomas L. Barlow
                                        ---------------------------------
                                        Thomas L. Barlow
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


       Signature                             Title                            Date
-----------------------  -----------------------------------------------  --------------

/s/ Thomas L. Barlow     President and Chief Executive Officer, Director  March 31, 1997
-----------------------  (Principal Executive Officer)
   Thomas L. Barlow

/s/ Howard B. Silverman
-----------------------  Chairman of the Board                            March 31, 1997
  Howard B. Silverman

/s/ James D. Dolph       Chief Financial Officer                          March 31, 1997
-----------------------  (Principal Financial and Accounting Officer)
    James D. Dolph

/s/ Michael D. Bernick
-----------------------  Treasurer                                        March 31, 1997
   Michael D. Bernick

/s/  Lawrence R. Canedy
-----------------------  Controller                                       March 31, 1997
  Lawrence R. Canedy

/s/ Lori Cole
-----------------------  Director                                         March 31, 1997
      Lori Cole


                        RELIANCE ACCEPTANCE GROUP, INC
                        ------------------------------
             (formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)
                                  SIGNATURES



       Signature                     Title                       Date
------------------------     ----------------------        ----------------

/s/ Solway F. Firestone      Director                      March 31, 1997
------------------------
   Solway F. Firestone

/s/ Ross Mangano             Director                      March 31, 1997
------------------------
     Ross Mangano

/s/ William Race             Director                      March 31, 1997
------------------------
      William Race


                        RELIANCE ACCEPTANCE GROUP, INC
             (formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)


                                 EXHIBIT INDEX

Exhibit
Number                        Description                               Method of Filing
-------      ---------------------------------------------  -----------------------------------------
    3.1      Amended and Restated Certificate of            Incorporated by reference to
              Incorporation of the Registrant                Registration Statement on Form S-1
                                                             (No. 33-75842)

    3.2      Amended and Restated Bylaws of the Registrant  Incorporated by reference to
                                                             Registration Statement on Form S-1
                                                             (No. 33-75842)

   10.1      Cole Taylor Financial Group, Inc. 1991 Stock   Incorporated by reference to
              Option Plan *                                  Registration Statement on Form S-1
                                                             (No. 33-75842)

   10.2      1985 Long-Term Incentive Plan *                Incorporated by reference to
                                                             Registration Statement on Form S-1
                                                             (No. 33-75842)

   10.3      Cole Taylor Financial Group, Inc. Employee     Incorporated by reference to
              Stock Ownership Plan *                         Registration Statement on Form S-1
                                                             (No. 33-75842)

   10.4      Cole Taylor Financial Group, Inc. Profit-      Incorporated by reference to
              Sharing and Savings Plan *                     Registration Statement on Form S-1
                                                             (No. 33-75842)

   10.5      Form of change in Control Severance            Incorporated by reference to
              Agreement *                                    Registration Statement on Form S-1
                                                             (No. 33-75842)

   11        Statement Regarding Computation of Earnings    Filed with this document
              Per Share

   12        Statement Regarding Computation of Ratio of    Filed with this document
              Earnings to Fixed Charges

   21        List of Subsidiaries                           Filed with this document

   23        Consent of KPMG Peat Marwick LLP               Filed with this document

   27        Financial Data Schedule                        Filed with this document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.

The Company will furnish to any stockholder, upon written request, any exhibit listed above upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.