Form 10-K/A
period 1996-12-31
RELIANCE ACCEPTANCE GROUP INC
filed 1997-04-15
CIK 721059

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                              AMENDMENT NO. 1 TO
                ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the Fiscal Year Ended
                               December 31, 1996

                          Commission File No. 0-23854

                        RELIANCE ACCEPTANCE GROUP, INC.
             (formerly known as Cole Taylor Financial Group, Inc.)
               Exact Name of Registrant as Specified in Charter

                 Delaware                                 36-3235321
                 --------                                 ----------
       State or Other Jurisdiction of                I.R.S. Employer
       Incorporation or Organization                 Identification Number

                      400 North Loop 1604 East, Suite 200
                           San Antonio, Texas 78232
              Address of Principal Executive Offices and Zip Code

                                (210) 496-5910
              Registrant's Telephone Number, Including Area Code

The undersigned registrant hereby amends the following items, financial statements, exhibits and other portions of its Annual Report for 1996 on Form 10-K:

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Documents filed as part of the Form 10-K

(a)(1) The following Financial Statements are included on pages 28 through 50 of this Report:

  Independent Auditors' Report - KPMG Peat Marwick LLP
  Consolidated Balance Sheets as of December 31, 1996 and 1995
  Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
  Notes to Consolidated Financial Statements

(a)(2) No financial statement schedules are included because such schedules are not required or the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits: The information called for by this paragraph is listed under the caption "Exhibits" below.

(b)     Reports on Form 8-K

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


(c)     Exhibits

See Exhibit Index included herewith.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 9, 1997                   Reliance Acceptance Group, Inc.


                                       By:  /s/ James I. Kaplan
                                       ---------------------------------------
                                       James I. Kaplan
                                       General Counsel and Corporate Secretary


                        RELIANCE ACCEPTANCE GROUP, INC.
             (Formerly known as COLE TAYLOR FINANCIAL GROUP, INC.)

                                 EXHIBIT INDEX

Exhibit
Number                   Description                        Method of Filing
-------       --------------------------------       ------------------------------
    3.1       Amended and Restated Certificate       Incorporated by reference to
              of Incorporation of the Registrant     Registration Statement on Form
                                                     S-1 (No. 33-75842)

    3.2       Amended and Restated Bylaws of         Incorporated by reference to
              the Registrant                         Registration Statement on Form
                                                     S-1 (No. 33-75842)

    3.3       Certificate of Amendment of            Filed with this document
              Certificate of Incorporation
              dated February 12, 1997

    4         Loan and Security Agreement,           Filed with this document
              dated July 12, by and between
              Bank America Business Credit,
              Inc., as Lender, Reliance
              Acceptance Corporation, as
              Borrower, and the other borrowers
              named therein, as amended through
              March 3, 1997

    4.1       Indenture dated as of November         Filed with this document
              20, 1996, between the Originators
              listed therein, as Sellers, and
              Reliance Acceptance Corporation,
              as Purchaser

    4.2       Receivables Purchase Agreement,        Filed with this document
              dated as of November 20, 1996,
              between the


 Exhibit
 Number                          Description                                   Method of Filing
 -------         -------------------------------------------       ---------------------------------------
                 Originators listed therein, as Sellers, and
                 Reliance Acceptance Corporation, as
                 Purchaser

     4.3         Pooling and Servicing Agreement                   Filed with this document
                 Relating to Reliance Auto Receivables
                 Corporation Asset-Backed Notes, Series
                 1996-A, between Reliance Auto
                 Receivables Corporation, as Issuer,
                 Reliance Acceptance Corporation, in its
                 individual capacity and as Servicer, and
                 Harris Trust and Savings Bank, as
                 Trustee and Backup Servicer

    10.1         Cole Taylor Financial Group, Inc. 1991            Incorporated by reference to Registration
                 Stock Option Plan*                                Statement on Form S-1 (No. 33-75842)

    10.2         1985 Long-term Incentive Plan*                    Incorporated by reference to Registration
                                                                   Statement on Form S-1 (No. 33-75842)

    10.3         Cole Taylor Financial Group, Inc.                 Incorporated by reference to Registration
                 Employee Stock Ownership Plan*                    Statement on Form S-1 (No. 33-75842)

    10.4         Cole Taylor Financial Group, Inc. Profit-         Incorporated by reference to Registration
                 Sharing and Savings Plan*                         Statement on Form S-1 (No. 33-75842)

    10.5         Form of Change of Control Severance               Incorporated by reference to Registration
                 Agreement*                                        Statement on Form S-1 (No. 33-75842)

    10.6         Employment Agreement, dated as of July            Filed with this document
                 31, 1996, between Cole Taylor Financial
                 Group, Inc., as Employer, and Howard
                 B. Silverman*

    10.7         Employment Agreement, dated as of July            Filed with this document
                 31, 1996, between Cole Taylor Financial
                 Group, Inc., as Employer, and Thomas L.
                 Barlow

    11           Statement Regarding Computation of                Incorporated by reference to Reliance
                 Earnings Per Share                                Acceptance Group, Inc. Annual Report
                                                                   on Form 10-K, dated March 31, 1997



 Exhibit
 Number                          Description                                   Method of Filing
 -------         -------------------------------------------       ---------------------------------------
      12         Statement Regarding Computation of                Incorporated by reference to Reliance
                 Ratio of Earnings to Fixed Charges                Acceptance Group, Inc. Annual Report
                                                                   on Form 10-K, dated March 31, 1997

      21         List of Subsidiaries                              Incorporated by reference to Reliance
                                                                   Acceptance Group, Inc. Annual Report
                                                                   on Form 10-K, dated March 31, 1997

      23         Consent of KPMG Peat Marwick LLP                  Incorporated by reference to Reliance
                                                                   Acceptance Group, Inc. Annual Report
                                                                   on Form 10-K, dated March 31, 1997

      27         Financial Data Schedule                           Incorporated by reference to Reliance
                                                                   Acceptance Group, Inc. Annual Report
                                                                   on Form 10-K, dated March 31, 1997

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.

The Company will furnish to any stockholder, upon written request, any exhibit listed above upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.