Form 10-Q
period 1997-03-31
RELIANCE ACCEPTANCE GROUP INC
filed 1997-05-15
CIK 721059

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission File
MARCH 31, 1997                                           No. 0-23854

                        RELIANCE ACCEPTANCE GROUP, INC.
               Exact Name of Registrants as Specified in Charter

          DELAWARE                                            36-3235321
------------------------------                        -------------------------
State or Other Jurisdiction of                             I. R. S. Employer
Incorporation or Organization                            Identification Number

                      400 NORTH LOOP 1604 EAST, SUITE 200
                            SAN ANTONIO, TEXAS 78232
                     Address of Principal Executive Offices

                                 (210) 496-5910
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No____
   ---

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at May 9,  1997
--------------------------                     --------------------------------
Common Stock, $.01 Par Value                             10,907,303

                      Exhibit Index is located on page 24

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------

                                     INDEX
                                     -----

PART I. FINANCIAL INFORMATION                                       PAGE
-----------------------------                                       ----

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996...................      3

         Condensed Consolidated Statements of Income
          Three Months Ended March 31, 1997 and 1996.............      4

         Condensed Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1997 and 1996.............      5

         Notes to Condensed Consolidated Financial Statements....      6

Item 2.  Management's Discussion and Analysis of the Results
          of Operations and Financial Condition..................     12

PART II.   OTHER INFORMATION
----------------------------

Item 3.  Defaults Upon Senior Securities.........................     22

Item 6.  Exhibits and Reports on Form 8-K........................     22


                        RELIANCE ACCEPTANCE GROUP, INC.
                                    PART I
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (in thousands)

                                ---------------

                                                     March 31,     December 31,
                                                        1997           1996
                                                     ---------     ------------
                       ASSETS

Cash                                                 $   6,307     $      4,546
Short-term investments                                   2,207            2,110

Finance receivables, net                               447,801          383,348
Nonrefundable dealer discounts                         (10,088)         (10,718)
Allowance for credit losses                            (23,503)          (4,913)
                                                     ---------     ------------
                                                       414,210          367,717

Repossessions                                            8,086            5,927
Income tax refund receivable                            12,590            9,180
Other assets                                            16,413           11,528
Net assets of discontinued operations                      ---          152,014
                                                     ---------     ------------

    Total assets                                     $ 459,813     $    553,022
                                                     =========     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Commercial paper                                   $      95     $    147.326
  Long-term debt                                       356,511          221,394
  Accounts payable and other liabilities                 3,049            8,651
                                                     ---------     ------------
    Total liabilities                                  359,655          377,371
                                                     ---------     ------------

Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000
    shares authorized                                      ---              ---
  Common stock, $.01 par value; 40,000,000 shares
    authorized 10,878,925 and 15,036,720 shares
    issued and outstanding at March 31, 1997, and
    December 31, 1996 respectively                         109              150
  Class A common stock, $.01 par value 2,000,000
    shares authorized                                      ---              ---

Surplus                                                 87,734           82,793
Retained earnings                                       12,315           92,708
                                                     ---------     ------------
    Total stockholders' equity                         100,158          175,651
                                                     ---------     ------------
    Total liabilities and stockholders' equity       $ 459,813     $    553,022
                                                     =========     ============

    See accompanying notes to condensed consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share data)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            --------------------
                                                              1997       1996
                                                            --------   ---------
Interest income:
  Interest and fee income                                   $ 21,314   $  15,397
  Interest expense                                             6,908       4,189
                                                            --------   ---------
    Net interest income                                       14,406      11,208
Provision for credit losses                                   22,200         ---
                                                            --------   ---------
    Net interest income after provision for credit losses     (7,794)     11,208

Other income                                                     724         368
                                                            --------   ---------

Operating expense:
  Salaries and employee benefits                               4,823       3,196
  Occupancy                                                      354         215
  Furniture, fixtures and equipment                              152          97
  Computer processing                                            108         118
  Repossession & repair expense                                1,551       1,435
  Other operating expense                                      1,894       1,403
                                                            --------   ---------
    Total operating expense                                    8,882       6,464
                                                            --------   ---------

Income from continuing operations before income taxes        (15,952)      5,112
Income taxes                                                  (6,049)      1,959
                                                            --------   ---------
    Net income from continuing operations                     (9,903)      3,153
                                                            --------   ---------

Discontinued operations:
  Income from discontinued operations before income taxes      3,610       5,260
  Income taxes                                                 1,328       1,550
                                                            --------   ---------
    Net income from discontinued operations                    2,282       3,710
                                                            --------   ---------

Gain from split-off of discontinued operations                45,208         ---
                                                            --------   ---------

    Net income                                              $ 37,587   $   6,863
                                                            ========   =========

Earnings per share from continuing operations               $  (0.76)  $    0.21

Earnings per share from discontinued operations                 0.18        0.24

Earnings per share from gain                                    3.46         ---
                                                            --------   ---------

    Earnings per share                                      $   2.88   $    0.45
                                                            ========   =========

Cash dividends declared per share                           $   0.09   $    0.09
                                                            ========   =========

    See accompanying notes to condensed consolidated financial statements.

                       RELIANCE ACCEPTANCE GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                               For the three months ended
                                                                                        March 31,
                                                                              ---------------------------
                                                                                  1997           1996
                                                                              -----------     -----------
Cash flows from operating activities:
   Net income                                                                   $ 37,587       $   6,863
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Gain from split-off                                                     (45,208)             --
         Provision for credit losses                                              22,200              --
         Dealer discount accretion                                                    --          (1,296)
         Depreciation and amortization                                               462              94
         Net changes in other assets and liabilities                             (22,845)           (713)
                                                                                --------       ---------
            Net cash provided by operating activities                             (7,804)          4,948
                                                                                --------       ---------

Cash flows from investing activities:
   Loan repayments                                                                41,604          28,371
   Loan purchases                                                                (78,305)        (72,092)
   Net cash received from split-off                                               53,771              --
   Net (increase) decrease
     in assets of discontinued operations prior to split-off                       3,471          (1,978)
   Other, net                                                                       (368)           (280)
                                                                                --------       ---------

            Net cash used in investing activities                                 20,173         (45,979)
                                                                                --------       ---------

Cash flows from financing activities:
   Proceeds from commercial paper                                                301,622         201,367
   Repayment of commercial paper                                                (448,853)       (179,971)
   Proceeds from long-term debt                                                  247,800          92,800
   Repayments of long-term debt                                                 (112,683)        (76,200)
   Net proceeds from issuance of common stock                                      2,956             113
   Dividends paid                                                                 (1,353)         (1,020)
                                                                                --------       ---------

            Net cash provided by financing activities                            (10,511)         37,089
                                                                                --------       ---------

Net (decrease) increase in cash and cash equivalents                               1,858          (3,942)
Cash and cash equivalents, beginning of period                                     6,656           4,829
                                                                                --------       ---------

Cash and cash equivalents, end of period                                        $  8,514       $     887
                                                                                ========       =========
Impact of Split-off:
  Proceeds:
    Net Cash                                                                    $ 53,771
    Bank qualified auto receivables                                               31,992
    Redemption of Stock                                                          117,000
                                                                                --------
                                                                                 202,763
    Net assets of discontinued operations at split-off                          (155,485)
    Assets written off                                                            (2,070)
                                                                                --------
    Gain                                                                        $ 45,208
                                                                                ========

    See accompanying notes to condensed consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

     The consolidated organization consists of Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.) (the "Company" or the "Parent Company") and its subsidiary, Reliance Acceptance Corporation (formerly known as Cole Taylor Finance Co.) (the "Finance Company"). The Finance Company operates through wholly owned subsidiaries under the name Reliance Acceptance Corporation.

On February 12, 1997 (the "Closing Date"), pursuant to an Amended and Restated Exchange Agreement (the "Share Exchange Agreement") dated as of June 12, 1996, the Company and the Taylor Family Group, completed the exchange of (a) 1 share of Common Stock, $.01 par value per share, of Taylor Capital Group, Inc., a subsidiary of the Company, holding, among other things, all of the capital stock of Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. and an investment in Alpha Capital Fund II, L. P. ("Alpha Capital"), which went to the Taylor Family Group, for (b) all of the 4.5 million shares of Common Stock, $.01 par value per share, of the Company owned by the Taylor Family Group, which went to the Company (the "Share Exchange"). Prior to the Share Exchange, the Bank transferred to Cole Taylor Auto Finance, Inc. ("Auto Sub"), a newly formed subsidiary of the Bank, which was subsequently transferred to the Company prior to the Share Exchange, the Bank's used automobile receivables business consisting of, among other things, used automobile finance contracts with a fair market value of $31 million, and $52.03 million in cash. At the same time as the Share Exchange, the Finance Company a subsidiary of the Company, was merged with and into Auto Sub (the "Merger"), and the surviving corporation was renamed Reliance Acceptance Corporation. The terms of the transaction were the result of arm's length negotiations between the Board of Directors of the Company, assisted by independent financial and legal advisors, and the Taylor Family Group, and the transaction was approved by the Board without the participation of members of the Taylor Family and by the stockholders of the Company at its Annual Meeting held on November 15, 1996.

The condensed consolidated financial statements report the operations of the Finance Company and applicable assets, liabilities and expenses of the Parent Company as continuing operations. The split-off entity, consisting of the Bank and Mortgage Company, qualifies as discontinued operations as defined in Accounting Principles Board Opinion 30 (APB 30). Accordingly, the Company's consolidated balance sheet as of December 31, 1996 is presented to reflect the split-off entity's net assets as discontinued operations. The Bank and Mortgage Company operations and a portion of the Parent Company expenses, prior to the Closing Date, are reported as discontinued operations. In addition, all expenses directly attributable to the split-off transaction are reported in discontinued operations. The split-off was accounted for as a non-reciprocal distribution to stockholders and an accounting gain or $45 million was recorded by the Company. The accounting and reporting policies conform to generally accepted accounting principles and to the general reporting practices within the finance industry. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates may differ from actual results.

                        RELIANCE ACCEPTANCE GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein.

In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  Finance Receivables and Nonrefundable Dealer Discounts:

The following table summarizes the components of finance receivables on the dates shown (in thousands):

                                          March 31,    December 31,
                                            1997           1996
                                          ---------    ------------
Gross finance receivables                  $578,996      $507,166
Unearned finance charges                    130,479       123,092
Unearned insurance commissions                  716           726
                                           --------      --------


Finance receivables, net                    447,801       383,348

Nonrefundable dealer discounts               10,088        10,718
Allowance for credit losses                  23,503         4,913
                                           --------      --------

                                           $414,210      $367.717
                                           ========      ========


                        RELIANCE ACCEPTANCE GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in the nonrefundable dealer discounts for the three month periods ending March 31, 1997 and 1996 (in thousands):

                                                       1997          1996
                                                     --------       -------
     Balance at January 1                            $ 15,631       $ 12,655
     Nonrefundable dealer discounts established         7,749          5,638
     Discount accretion                                    --         (1,296)
     Provision                                         22,200             --
     Net charges to dealer discount/allowance         (11,989)        (2,314)
                                                     ---------      --------

     Balance at September 30                         $ 33,591       $ 14,683
                                                     =========      ========

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

                        RELIANCE ACCEPTANCE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Other Debt:

The following table reflects certain aspects of other debt of the Parent and Finance Companies:

                                                     March 31, 1997    December 31, 1996
                                                     --------------    -----------------
                                                               (in thousands)
  PARENT COMPANY:
    Subordinated notes bearing interest
      at 9% payable monthly, maturing
      June 15, 2001                                     $ 25,000            $ 25,000

    $30 million unsecured revolving
      loan, bearing interest at prime
      rate or LIBOR plus 1.5%, maturing
      June 30, 1997; a commitment fee
      of .25% per annum on the unused
      portion of the credit line is
      payable annually; paid in full
      and canceled February 12, 1997                         ---              22,700


  FINANCE COMPANY:
    Revolving credit agreement bearing
      interest at reference rate plus .50%
      or adjusted LIBOR plus 2.25%, maturing
      July 12, 1997                                      227,150              55,550

    Reliance Auto Receivable Corporation
      $126,060,667 Asset Backed Notes, Series
      1996-A, bearing interest at a rate of
      6.10%                                              104,361             118,144
                                                     -----------       -------------
            Total                                       $356,511            $221,394
                                                     ===========       =============


The revolving credit agreement borrowings are secured by the Finance Company's receivables. The agreement includes financial covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratios of the allowance for loan losses and nonrefundable dealer discounts to finance receivables, the ratio of unsubordinated debt to borrowing base (as defined), the ratio of adjusted net income (as defined) to interest expense and to fixed charges (as defined), and the charge-off policy. It also contains restrictions, amongst others, as to dividend payments, merger or disposal of assets and creation of liens on assets owned or acquired. As of December 31, 1996, the Finance Company was in default of covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratio of adjusted net income (as defined) to interest expense, the ratio of unsubordinated debt to borrowing base (as defined), and minimum adjusted tangible net worth (as defined). The Finance Company received waivers from the lender regarding noncompliance with these covenants as of December 31, 1996 and January 31, 1997. As of March 31, 1997, the Finance Company was in default of a covenant relating to the ratio of adjusted net income to interest expense and a covenant relating to submission of certain financial information concerning the Finance Company and may have been in default of covenants relating to minimum adjusted tangible net worth and a prohibition on payment of dividends. The Finance Company has requested waivers from the lender regarding noncompliance with all of these covenants.

                        RELIANCE ACCEPTANCE GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of 1996, the Finance Company borrowed $126,060,667 at a fixed rate of 6.10% in a securitized debt financing transaction which is secured by $109,411,932 of the Company's finance receivables at March 31, 1997. Under the agreement, all principal portions of payments received on the underlying collateral plus interest at 6.10% are paid monthly to the noteholders. The remaining collections from the collateral, less a 3% servicing fee paid monthly to the Finance Company, are retained by the Trustee as additional collateral subject to a maximum credit support amount (as defined). The agreement includes financial covenants relating to the ratio of delinquencies (as defined), the ratio of defaulted receivables (as defined), and minimum requirements for tangible net worth (as defined). Violation of these provisions could result in an increase in the credit support amount (as defined) or a more rapid pay down of the notes or both. As of May 12, 1997, the Finance Company was in default of the covenant relating to the ratio of defaulted receivables described above. The note insurer has waived this default, subject to the reservation of all future rights relating to remedies for such default.

                        RELIANCE ACCEPTANCE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Net Assets of Discontinued Operations:

The assets and liabilities of the discontinued operations have been separately classified on the balance sheet as net assets of discontinued operations. A summary of these assets and liabilities follows (in thousands):


                                                                      December 31,
                                                                         1996
                                                                      ------------
     ASSETS:
          Cash and due from banks                                     $     67,032
          Federal funds sold                                                 5,675
          Interest-bearing deposits in other banks                          14,564
          Investment securities                                            403,789
          Loans, net                                                     1,205,055
          Premises, leasehold improvements and equipment, net               15,314
          Other assets                                                     113,202
                                                                      ------------
               Total assets - discontinued operations                    1,824,631
                                                                      ------------

     LIABILITIES:
          Deposits                                                       1,406,775
          Borrowing                                                        248,268
          Accrued interest, taxes and other                                 17,574
           liabilities
                                                                      ------------
               Total liabilities - discontinued operations               1,672,617
                                                                      ============
               Net assets of discontinued operations                  $    152,014
                                                                      ============

A summary of the net income of the discontinued operations for the period of January 1, 1997 to February 11, 1997 and the three months ended March 31, 1996 is as follows (in thousands):


                                  For the period of Jan. 1, 1997   For the three months ended
                                         to Feb. 11, 1997                March 31, 1996
                                  ------------------------------   --------------------------
     Net interest income                      $ 8,566                     $ 17,648
     Provision for loan
      losses                                     (420)                        (999)
     Noninterest income                         1,930                        3,701
     Noninterest expense                       (6,466)                     (15,090)
     Income taxes                              (1,328)                      (1,550)
                                              -------                     --------
               Net Income                     $ 2,282                     $  3,710
                                              =======                     ========

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2

The following presents management's discussion and analysis of the results of operations of the Company for the three months ended March 31, 1997 compared to the same period in 1996 and the financial condition of the Company as of March 31, 1997 compared to December 31, 1996. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this Form 10-Q.

The consolidated organization consists of Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.) (the "Company" or the "Parent Company") and its subsidiary, Reliance Acceptance Corporation (formerly known as Cole Taylor Finance Co.) (the "Finance Company"). The Finance Company operates through wholly owned subsidiaries under the name Reliance Acceptance Corporation.

On February 12, 1997 (the "Closing Date"), pursuant to an Amended and Restated Exchange Agreement (the "Share Exchange Agreement") dated as of June 12, 1996, the Company and the Taylor Family Group, completed the exchange of (a) 1 share of Common Stock, $.01 par value per share, of Taylor Capital Group, Inc., a subsidiary of the Company, holding, among other things, all of the capital stock of Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. and an investment in Alpha Capital Fund II, L. P. ("Alpha Capital"), which went to the Taylor Family Group, for (b) all of the 4.5 million shares of Common Stock, $.01 par value per share, of the Company owned by the Taylor Family Group, which went to the Company (the "Share Exchange"). Prior to the Share Exchange, the Bank transferred to Cole Taylor Auto Finance, Inc. ("Auto Sub"), a newly formed subsidiary of the Bank, which was subsequently transferred to the Company prior to the Share Exchange, the Bank's used automobile receivables business consisting of, among other things, used automobile finance contracts with a fair market value of $31 million, and $52.03 million in cash. At the same time as the Share Exchange, the Finance Company, was merged with and into Auto Sub (the "Merger"), and the surviving corporation was renamed Reliance Acceptance Corporation. The terms of the transaction were the result of arm's length negotiations between the Board of Directors of the Company, assisted by independent financial and legal advisors, and the Taylor Family Group, and the transaction was approved by the Board without the participation of members of the Taylor Family and by the stockholders of the Company at its Annual Meeting held on November 15, 1996.

The condensed consolidated financial statements report the operations of the Finance Company and applicable assets, liabilities and expenses of the Parent Company as continuing operations. The split-off entity, consisting of the Bank and Mortgage Company, qualifies as discontinued operations as defined in Accounting Principles Board Opinion 30 (APB 30). Accordingly, the Company's consolidated balance sheet as of December 31, 1996 is presented to reflect the split-off entity's net assets as discontinued operations. The Bank and Mortgage Company operations and a portion of the Parent Company expenses, prior to the Closing Date, are reported as discontinued

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



operations. The split-off was accounted for as a non-reciprocal distribution to stockholders and an accounting gain of $45 million was recorded by the Company. The accounting and reporting policies conform to generally accepted accounting principles and to the general reporting practices within the finance industry. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates may differ from actual results.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management, and that are subject to certain risks or uncertainties. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results, performance or achievements in 1997 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risks associated with dependence on a single business segment and other risks and uncertainties relating to the separation of the traditional commercial and consumer banking business from the Company in the split-off: dependence on sales of automobiles and related demand by consumers for financing; general economic and business conditions affecting the Company's customers; the continued ability of the Company to (a) find expansion opportunities and to successfully implement the Company's expansion strategy, (b) to obtain new sources of funds through securitizations of automobile loans, public or private offerings of debt securities or otherwise, or maintain existing sources of funds, (c) to establish and maintain relationships with automobile dealers and (d) to purchase an increased number of loans meeting the Company's underwriting standards; changes in interest rates; the adequacy of the Finance Company's dealer reserves and allowance for credit losses; competition from other finance companies and financial institutions; the impact of any other strategic transactions undertaken by the Company; federal and state legislation, regulation and supervision; the risk that a portion of the sales finance contracts purchased by the Finance Company will become defaulted contracts or be subject to certain claims of defenses which automobile buyers may assert against automobile dealers or the Finance Company as the holder of the contracts; contractual restrictions on the payment of dividends. These and other factors are more fully described in the Company's other filings with the Securities and Exchange Commission, including, without limitation, the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders and the Company's Prospectus dated May 25, 1994.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Overview

The Company has operated in the financial services industry, engaged primarily in the banking and consumer loan acceptance business. As a result of the split-off, the Finance Company, along with the used automobile receivables business of the Bank, constitutes the sole business operations of the Company. This Management's Discussion and Analysis of Results of Operations and Financial Condition focuses on the continuing operations of the Company and the Finance Company.

The Finance Company commenced operations in January 1993, and at March 31, 1997, operated 54 Reliance Acceptance Corporation offices in sixteen states. The Finance Company's headquarters are located in San Antonio, Texas. To date, the Finance Company's operations have focused on purchasing closed-end retail sales finance contracts, primarily in connection with sales of used automobiles.

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

FINANCIAL CONDITION

Finance Receivables

Net finance receivables increased 16.8% to $448 million at March 31, 1997; from $383 million at December 31, 1996. The increase in finance receivables was primarily attributable to the receipt of $31 million of used automobile finance contracts, from the Bank pursuant to the Share Exchange Agreement and increased production volume in existing offices.

The Company's offices in Texas accounted for approximately 39% of gross finance receivables as of March 31, 1997; offices in Georgia accounted for approximately 13%; and each of the remaining states where offices are located accounted for less than 10%. The total number of offices at March 31, 1997 was 54 compared to 36 at March 31, 1996 and 53 at December 31, 1996.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Delinquencies and Repossessions

The Company generally suspends the accrual of interest when an account becomes 90 or more days contractually delinquent.


If an account becomes 60 or more days contractually delinquent it is classified as delinquent. The following table sets forth certain information with respect to the Company's 60 day and greater contractually delinquent receivables and repossessed assets (in thousands):

                                                                                  As of       As of      As of
                                                                                 3/31/97    12/31/96    3/31/96
                                                                                --------   ---------   --------
Delinquent gross receivables (60 days or more past due)                         $ 12,093   $   8,839   $  2,810
Repossessed assets                                                                 8,086       5,927      6,483
                                                                                --------   ---------   --------
     Total delinquent receivables and repossessed assets                        $ 20,179   $  14,766   $  9,293
                                                                                ========   =========   ========

Delinquent receivables to gross finance receivables                                 2.09%       1.74%      0.75%
Delinquent receivables and repossessed assets to gross
  finance receivables plus repossessed assets                                       3.44%       2.88%      2.42%

The Company's ratios reported above reflect significantly increasing trends with respect to the level of nonperforming loans and repossessions.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Allowance for Credit Losses and Nonrefundable Dealer Discounts

The following table summarizes, for the periods indicated, period end and average net finance receivables, activity in the nonrefundable dealer discounts, allowance for credit losses, charges to dealer discounts and related ratios:

                                                         Three Months Ended      Three Months Ended
                                                            Mar. 31, 1997           Mar. 31, 1996
                                                         ------------------      ------------------

      Finance receivables, net, end of period                      $447,801                $278,998
      Average finance receivables, net                              414,929                 254,413

      Allowance for credit loss/Nonrefundable
       dealer discount at December 31, 1996                        $ 15,631                $ 12,655
      Nonrefundable dealer discount established                       7,749                   5,638
      Discount accretion                                                                     (1,296)
      Provision                                                      22,200
      Net charges to dealer discount                                (11,989)                 (2,314)
                                                                   --------                --------
      Allowance for credit loss/Nonrefundable
       dealer discount at March 31, 1997                           $ 33,591                $ 14,683
                                                                   ========                ========
      Net charges to average finance                                  11.56%                   3.64%
       receivables, net (annualized)
      Allowance for credit loss/Dealer discount
       to finance receivables, net at end of period                     7.5%                   5.26%

Net charges were $12.0 million and $2.3 million for the three month periods ending March 31, 1997 and 1996, respectively. The increase in loss experience is due to the significantly increasing trends with respect to the level of nonperforming loans and repossessions.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


The following table summarizes management's estimate of anticipated losses, by pool, and its evaluation as to the adequacy of the nonrefundable dealer discount and allowance for credit losses (in thousands):

           Volume     Current                                                                     Remaining
         Originated   Balance          Percent         ITD Losses       Expected Losses            Losses
Pool         $        $         Avg   Liquidated      $       Vol(%)         $  Vol(%)         $   Vol(%)   O/S(%)
------------------------------------------------------------------------------------------------------------------
1Q93          1,347         -      -       100.0        55      4.1         55    4.1          0     0.0         -
2Q93          3,259        14  2,000        99.6       150      4.6        150    4.6          0     0.0       1.0
3Q93          7,546       120  2,222        98.4       366      4.8        367    4.9          1     0.0       1.1
4Q93          9,217       219  2,607        97.6       343      3.7        345    3.7          2     0.0       0.8
         ---------------------------------------------------------------------------------------------------------
             21,369       353  2,434        98.3       914      4.3        917    4.3          3     0.0       0.9

1Q94         16,053       858  2,870        94.7       802      5.0        811    5.1         10     0.1       1.1
2Q94         22,085     2,313  3,666        89.5     1,474      6.7      1,513    6.8         39     0.2       1.7
3Q94         29,010     4,999  4,849        82.8     2,274      7.8      2,371    8.2         97     0.3       1.9
4Q94         30,652     7,349  5,428        76.0     3,026      9.9      3,219   10.5        193     0.6       2.6
         ---------------------------------------------------------------------------------------------------------
             97,800    15,519  4,681        84.1     7,576      7.7      7,914    8.1        339     0.3       2.2

1Q95         33,030     9,816  6,345        70.3     3,189      9.7      3,456   10.5        267     0.8       2.7
2Q95         49,082    18,466  6,974        62.4     4,786      9.8      5,329   10.9        543     1.1       2.9
3Q95         58,166    25,707  7,895        55.8     6,502     11.2      7,447   12.8        945     1.6       3.7
4Q95         68,326    33,410  8,403        51.1     8,950     13.1     10,479   15.3      1,529     2.2       4.6
         ---------------------------------------------------------------------------------------------------------
            208,604    87,399  7,648        58.1    23,427     11.2     26,711   12.8      3,284     1.6       3.8

1Q96         78,236    47,116  8,766        39.8     8,628     11.0     10,892   13.9      2,264     2.9       4.8
2Q96         77,792    54,050  9,147        30.5     6,316      8.1      9,906   12.7      3,589     4.6       6.6
3Q96         70,098    57,042  9,313        18.6     3,137      4.5      8,412   12.0      5,275     7.5       9.2
4Q96         77,135    73,319  9,700         4.9       836      1.1      9,256   12.0      8,420    10.9      11.5
         ---------------------------------------------------------------------------------------------------------
            303,261   231,527  9,273        23.7    18,917      6.2     38,466   12.7     19,548     6.4       8.4

1Q97         81,932    81,440  9,505         0.6         0      0.0      9,832   12.0      9,832    12.0      12.1
2Q97              -         -      -         0.0         -      0.0          -    0.0          -       -         -
3Q97              -         -      -         0.0         -      0.0          -    0.0          -       -         -
4Q97              -         -      -         0.0         -      0.0          -    0.0          -       -         -
         ---------------------------------------------------------------------------------------------------------
             81,932    81,440  9,505         0.6         0      0.0      9,832   12.0      9,832    12.0      12.1

            712,966   416,238  8,596        41.6    50,834      7.1     83,840   11.8     33,006     4.6       7.9
Other                  31,563                                                                585               1.9
                      -------                                                             ------              ----
Total                 447,801                                                             33,591               7.5
                      =======                                                             ======              ====

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Debt

The Finance Company's primary debt is the $250 million secured senior debt revolving credit agreement with a group of several lenders, led by Bank America Business Credit, Inc. The arrangement is secured by the finance receivables of the Finance Company, other than those that are part of the securitization described below. The revolving credit agreement expires on July 12, 1997. Although the Company is currently in negotiations to extend the revolving credit agreement there can be no assurance that these negotiations will be successful. Outstanding borrowings bear interest at floating rates, at the Company's option, either equal to a reference rate plus 0.5% or adjusted LIBOR plus 2.25%. The revolving credit agreement includes financial covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratio of the allowance for loan losses and nonrefundable dealer discounts to finance receivables, the ratio of unsubordinated debt to borrowing base (as defined), the ratio of adjusted net income (as defined) to interest expense and to fixed charges (as defined), the charge-off policy and the required level of reserves in relation to a rolling 12-month percentage of charge-offs (as defined). It also contains restrictions, among others, as to dividend payments, merger or disposal of assets, and creation of liens on assets owned or acquired. As of March 31, 1997, the Finance Company was in default of a covenant relating to the ratio of adjusted net income to interest expense and a covenant relating to submission of certain financial information concerning the Finance Company and may have been in default of covenants relating to minimum adjusted tangible net worth and a prohibition on payment of dividends. The Finance Company has requested waivers from the lender regarding noncompliance with all of these covenants. Failure to receive continued funding under the revolving credit agreement, either as a consequence of unwaived defaults or by reason of failure to receive an extension of the agreement upon expiration, would have a material adverse effect on the Company's liquidity, unless alternative financing could be arranged.

The Finance Company completed a securitization of finance receivables on November 20, 1996 for approximately $126 million. The securitization was structured as an "on balance sheet," financing transaction rather than using "gain on sale" accounting treatment. As such, the transaction is analogous to a fixed-rate, secured financing at an interest rate of approximately 7%. As of May 12, 1997, the Finance Company was in default of the covenant relating to the ratio of defaulted receivables, which results in an increase in the credit support amount (as defined) and in accelerated paydown of the asset backed notes issued in the securitization. The note insurer has waived this default for the current month, subject to the reservation of all future rights relating to remedies for such default and to further negotiations between the Finance Company and the note insurer. If such default had not been waived, or if the note insurer determines not to waive such default in the future, the Company's liquidity could be materially adversely affected, unless alternative financing could be arranged. The proceeds of the securitization were used primarily to pay down debt, particularly amounts drawn under the revolving credit agreement. If market conditions warrant, the Company may consider further securitizations, or issuances of fixed or floating rate debt securities, either publicly or privately placed, as alternatives to additional bank financing.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Prior to February, 1997, the Company also used a $200 million commercial paper facility, guaranteed by the Company and supported by the revolving credit agreement discussed above. The primary advantage offered by commercial paper to the Company is its attractive interest rate, generally 200 or more basis points lower than bank financing. Its primary disadvantage is its short-term nature, with a term not exceeding 270 days. The Finance Company's commercial paper was previously rated D-2 by Duff & Phelps Credit Rating Service and F-2 by Fitch Investor Services. This rating meant the Finance Company's commercial paper was "investment grade" and therefore marketable to purchasers of commercial paper generally. But on March 11, 1997, Duff & Phelps downgraded the Finance Company's commercial paper rating from D-2 to D-4 and its subordinated debt to BB from BB+ and on March 13, 1997, Fitch downgraded the Finance Company's commercial paper rating to F-S. At the current ratings the Finance Company's commercial paper is below investment grade and therefore not marketable. The Finance Company's access to the commercial paper market since late January, 1997 already had been severely curtailed owing to perceived conditions in the sub-prime auto finance sector generally, particularly its declining credit quality in the fourth quarter of 1996. Unless and until the credit ratings are upgraded, the Finance Company will not access the commercial paper market and will continue to rely primarily on its bank lines and securitizations for funding.

The Finance Company previously relied, to some extent, on loans from the Holding Company, based on separate Holding Company borrowings from bank lines or dividends from other subsidiaries. This source of funds is no longer present as a result of the split-off transaction. The Company has $25 million of subordinated debt outstanding at March 31, 1997. On May 12, 1997, Duff & Phelps downgraded the Company's subordinated debt rating from CC to B- citing various adverse credit factors. The Company's management is actively addressing these concerns.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS

Net Income

For the three months ended March 31, 1997, the Company's net income of $37.6 million represented a 445% increase as compared to the $6.9 million for the three month period ended March 31, 1996. The $37.6 million of income for the three months ended march 31, 1997 included a $45.2 million gain from the disposition of discontinued operations. For the three months ended March 31, 1997, the Company's net loss of $9.9 million from continuing operations represented a decrease of $13.1 million or 409.4% as compared to the $3.2 million of income for the same period of last year. The decrease in income from continuing operations is primarily attributable to the Company's $22.2 million provision for credit losses established during the quarter. The additional provision was necessitated by significant increases in the Company's credit losses in the first quarter of 1997, and the Company's analysis of these losses employing a static pool reserve analysis, which is contained in this report (see page 17). The Company does not currently know if further reserves for credit losses will be necessary. The additional provision taken at the end of the first quarter significantly increased the Company's coverage ratio for credit losses (ratio of total reserves to outstanding receivables) from 4.1% to 7.5%. There can be no assurance that future special provisions may not be necessary and if so, earnings would be adversely affected by such additional provisions. Management is actively addressing the issue of the Company's increased credit losses with a view toward significantly lowering such losses in the near term, particularly with respect to new originations. The Company is seeking to lower credit losses through changes to personnel, policies and actual practices.

Net Interest Income

The Company's primary component of income is net interest income, which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three months ended March 31, 1997, the Company's net interest income increased 28.5% to $14.4 million as compared with $11.2 million in the same period of 1996. The increase is attributable to an increase in average net receivables, offset by an increase in delinquencies and the discontinuation of dealer discount accretion. The net interest margin (annualized), which is the ratio of net interest income divided by average finance receivables was 13.9% in the three months ended March 31, 1997 versus 17.6% for the same period in 1996. During the first quarter of 1997, the decrease in net interest margin was a result of higher interest expense due to increased use of the revolving credit agreement, the discontinuation of income accretion from the dealer reserve, a higher delinquency rate and the acquisition of the Bank-qualified used automobile receivables that have a lower yield.

Operating Expenses

In addition to interest expense, the Company incurs operating expenses in the conduct of its business. The following table summarizes the components of operating expenses for the three months ended March 31, 1997 and 1996 (in thousands):

                                          Three Months Ended March 31,
                                                   % of          % of
                                            1997   ANR    1996    ANR
                                           ------  ----  ------  -----

      Salaries and employee benefits       $4,823  4.65  $3,196   5.02
      Occupancy                               354  0.34     215   0.34
      Furniture, fixtures and equipment       152  0.15      97   0.15
      Computer processing                     108  0.10     118   0.19
      Repossession & repair expense         1,551  1.50   1,435   2.26
      Other operating expenses              1,894  1.83   1,403   2.21
                                           ------  ----  ------  -----
            Total operating expense        $8,882  8.56  $6,464  10.16
                                           ======  ====  ======  =====
  ANR = Average net finance receivables

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

For the three months ended March 31, 1997, operating expenses increased 37.4% as compared to the comparable 1996 period. Overall, operating expenses decreased as a percentage of average net finance receivables from 10.16% to 8.56% for the three months period ending March 31, 1996 and 1997, respectively. Salaries and employee benefits, occupancy, furniture, fixtures and equipment, and other operating expenses increased as a result of the opening of 18 new branches and an accompanying increase in headcount to 560 at March 31, 1997, from 363 at March 31, 1996.

LIQUIDITY

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Company's ability to repay borrowings as they mature and to make new loans and investments as opportunities arise.

The Company's purchase of sales finance contracts are primarily financed with funds drawn pursuant to the senior secured revolving credit agreement, proceeds of asset securitization and cash flow from maturing sales finance contracts. Prior to February 1997, the Company also used commercial paper extensively to fund its operations.

The Company's primary source of funds is the $250 million secured senior debt revolving credit agreement with a group of several lenders, led by Bank America Business Credit, Inc. The arrangement is secured by the finance receivables of the Finance Company, other than those that are part of the securitization described below. The revolving credit agreement expires on July 12, 1997, and the Company is currently in negotiations to extend the revolving credit agreement. Failure to receive continued funding under the revolving credit agreement could have a material adverse effect on the Company's liquidity, unless alternative financing could be arranged.

The Company completed a securitization of finance receivables on November 20, 1996 for approximately $126 million. The securitization was structured as an "on balance sheet", financing transaction rather than using "gain on sale" accounting treatment. As such, the transaction is analogous to a fixed-rate, secured financing. The proceeds of the securitization were used primarily to pay down debt, particularly amounts drawn under the revolving credit agreement. If market conditions warrant, the Company may consider further securitizations, or issuances of fixed or floating rate debt securities, either publicly or privately placed, as alternatives to additional bank financing.

ADDITIONAL ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB Statement No. 128, "Earnings Per Share" (Statement 128), was issued. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the Company's financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
                          PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See first and second paragraphs on page 18.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - See Exhibit Index on page 24.

         (b)  Reports on Form 8-K -

              (1) the Company filed a Current Report on Form 8-K dated February 12, 1997, to provide (i) the Closing Date and terms of the split-off pursuant to the Share Exchange Agreement, (ii) information regarding the appointment of principal executive officers and Board members of Reliance Acceptance Group, Inc. and (iii) unaudited proforma consolidated financial statements as of September 30, 1996 and December 31, 1995.

              (2) The Company filed a Current Report on Form 8-K dated May 15, 1997 to provide information regarding certain significant management changes.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Reliance Acceptance Group, Inc.
                                     ---------------------------------
                                                (Registrant)



Date:  May 15, 1997                          /s/ James D. Dolph
       ------------                  ---------------------------------
                                                        James D. Dolph
                                               Chief Financial Officer

                        RELIANCE ACCEPTANCE GROUP, INC.
                                 EXHIBIT INDEX

 Exhibit                                                                               Page
 Number       Description of Documents                                                Number
---------     ----------------------------                                            ------

11            Statement regarding computation of primary earnings per share.........    25

27            Financial Data Schedule...............................................    26