Form 10-Q
period 1997-06-30
RELIANCE ACCEPTANCE GROUP INC
filed 1997-08-14
CIK 721059

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                      Commission File
JUNE 30, 1997                                       No. 0-23854


                        RELIANCE ACCEPTANCE GROUP, INC.
               Exact Name of Registrants as Specified in Charter


          DELAWARE                                      36-3235321
---------------------------------                -------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No____
    -

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


            Class                         Outstanding at August 12, 1997
----------------------------           ------------------------------------
Common Stock, $.01 Par Value                       10,907,303


                      Exhibit Index is located on page 28

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------

                                     INDEX
                                     -----

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996...........        3

          Condensed Consolidated Statements of Income
           Three and Six Months Ended June 30, 1997
            and 1996.....................................        4

          Condensed Consolidated Statements of Cash Flows
           Three and Six Months Ended June 30, 1997
            and 1996.....................................        5

          Notes to Condensed Consolidated Financial
           Statements....................................        6

Item 2.  Management's Discussion and Analysis of the
            Results of Operations and Financial
            Condition....................................       12

PART II.   OTHER INFORMATION
----------------------------

  Item 1.      Legal Proceedings.........................       24

  Item 3.      Defaults Upon Senior Securities...........       25

  Item 5.      Other Information.........................       25

  Item 6.      Exhibits and Reports on Form 8-K..........       25

                        RELIANCE ACCEPTANCE GROUP, INC.
                                     PART I
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands, except share data)
                              __________________

                                                     June 30,   December 31,
                                                       1997         1996
                                                  ------------  ------------
                    ASSETS

Cash                                              $    13,840   $      4,546
Short-term investments                                  2,300          2,110

Finance receivables, net                              430,214        383,348
Nonrefundable dealer discount                          (9,335)       (10,718)
Allowance for credit losses                           (59,602)        (4,913)
                                                  -----------   ------------
                                                      361,277        367,717

Repossessions                                           3,584          5,927
Income tax assets                                      30,670          9,180
Other assets                                            8,955         11,528
Net assets of discontinued operations                     ---        152,014
                                                  -----------   ------------
          Total assets                            $   420,626   $    553,022
                                                  ===========   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Commercial paper                             $        99   $    147,326
     Other debt                                       358,180        221,394
     Accounts payable and other
      liabilities                                       2,214          8,651
                                                  -----------   ------------
          Total liabilities                           360,493        377,371
                                                  -----------   ------------

Stockholders' equity:
     Preferred stock, $.01 par value;                     ---            ---
      20,000,000 shares authorized
     Common stock, $.01 par value;
      40,000,000 shares authorized,
         10,907,303  and 15,036,720
          shares issued and outstanding
         at June 30, 1997, and December
          31, 1996, respectively                          109            150
     Class A common stock, $.01 par
      value; 2,000,000 shares authorized                  ---            ---

Surplus                                                87,899         82,793
Retained earnings                                     (27,875)        92,708
                                                  -----------   ------------
          Total stockholders' equity                   60,133        175,651
                                                  -----------   ------------
          Total liabilities and
           stockholders' equity                   $   420,626   $    553,022
                                                  ===========   ============

     See accompanying notes to condensed consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share data)

                                                                   For the three months      For the six months
                                                                      ended June 30,           ended June 30,
                                                                 ------------------------  ------------------------
                                                                    1997          1996       1997           1996
                                                                 ----------    ----------  ---------      ---------
Interest Income:
     Interest and fee income                                      $ 21,390      $17,540    $ 42,704      $ 32,937
     Interest expense                                                7,805        4,831      14,713         9,020
                                                                 ---------     --------    --------       -------
        Net interest income                                         13,585       12,709      27,991        23,917
Provision for credit losses                                         60,925           --      83,125            --
                                                                 ---------     --------    --------       -------
        Net interest income after provision
        for credit losses                                          (47,340)      12,709     (55,134)       23,917
                                                                 ---------     --------    --------       -------
Other income                                                           716          339       1,440           707
Operating expense:
     Salaries and employee benefits                                  5,550        3,680      10,374         6,876
     Occupancy                                                         416          214         770           429
     Furniture, fixtures and equipment                                 166          138         318           235
     Computer processing                                               128          110         236           228
     Repossession & repair expense                                   1,959        1,274       3,510         2,709
     Other operating expense                                         5,095        1,792       6,989         3,195
                                                                 ---------     --------    --------       -------
        Total operating expense                                     13,314        7,208      22,197        13,672
                                                                 ---------     --------    --------       -------

Income from continuing operations before income taxes              (59,938)       5,840     (75,891)       10,952
Income taxes                                                       (19,749)       2,274     (25,798)        4,233
                                                                 ---------     --------    --------       -------
        Net income from continuing operations                      (40,189)       3,566     (50,093)        6,719
                                                                 ---------     --------    --------       -------

Discontinued operations:
     Income from discontinued operations before income taxes            --        6,445       3,610        11,705
     Income taxes                                                       --        1,936       1,328         3,486
                                                                 ---------     --------    --------       -------
          Net income from discontinued operations                       --        4,509       2,282         8,219
                                                                 ---------     --------    --------       -------

     Gain from split-off of discontinued operations                     --           --      45,208            --
                                                                 ---------     --------    --------       -------
          Net income                                              $(40,189)     $ 8,075    $ (2,603)      $14,938
                                                                 =========     ========    ========       =======

Earnings per share from continuing operations                       $(3.69)     $  0.23    $  (4.20)      $  0.44

Earnings per share from discontinued operations                         --         0.29        0.19          0.53

Earnings per share from gain                                            --           --        3.79            --
                                                                 ---------     --------    --------       -------
Earnings per share                                               $   (3.69)     $  0.52       (0.22)      $  0.97
                                                                 =========     ========    ========       =======

Cash dividends declared per share                                $      --      $  0.09    $   0.09       $  0.18
                                                                 =========     ========    ========       =======

    See accompanying notes to condensed consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                  -------------------------
                                                                                       1997         1996
                                                                                  ------------  -----------
Cash flows from operating activities:
   Net income                                                                        $  (2,603)   $  14,938
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Gain from split-off                                                           (45,208)          --
         Provision for credit losses                                                    83,125           --
         Dealer discount accretion                                                          --       (2,255)
         Depreciation and amortization                                                     908          158
         Other adjustments to net income, net                                               --           68
         Net changes in other assets and liabilities                                   (35,101)      (2,210)
                                                                                  ------------  -----------
               Net cash provided by operating activities                                 1,121       10,699
                                                                                  ------------  -----------

Cash flows from investing activities:
   Sales finance contract collections                                                  100,222       58,367
   Sales finance contract purchases                                                   (138,962)    (143,685)
   Net cash received from split-off                                                     53,771           --
   Net (increase) decrease in assets of discontinued operations prior to split-off       3,471       (4,867)
   Other, net                                                                             (434)        (498)
                                                                                  ------------  -----------
               Net cash used in investing activities                                    18,068      (90,683)
                                                                                  ------------  -----------

Cash flows from financing activities:
   Proceeds from commercial paper                                                      301,626      481,441
   Repayment of commercial paper                                                      (448,853)    (424,580)
   Proceeds from long-term debt                                                        274,648      176,950
   Repayments of long-term debt                                                       (137,862)    (155,850)
   Net proceeds from issuance of common stock                                            3,068          979
   Dividends paid                                                                       (2,332)      (2,332)
                                                                                  ------------  -----------
               Net cash provided by financing activities                                (9,705)      76,608
                                                                                  ------------   -----------

Net (decrease) increase in cash and cash equivalents                                     9,484       (3,376)
Cash and cash equivalents, beginning of period                                           6,656        4,829
                                                                                  ------------   -----------

Cash and cash equivalents, end of period                                             $  16,140     $  1,453
                                                                                  ============   ===========

Impact of Split-off:
     Proceeds:
          Net Cash                                                                   $  53,771
          Bank qualified auto receivables                                               31,992
          Redemption of Stock                                                          117,000
                                                                                  ------------
                                                                                       202,763
          Net assets of discontinued
           operations at split-off                                                    (155,485)
          Assets written off                                                            (2,070)
                                                                                  ------------
                                                                                     $  45,208
                                                                                  ============

See accompanying notes to condensed consolidated financial statements.

                       RELIANCE ACCEPTANCE GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

    The consolidated organization consists of Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.) (the ''Company'' or the ''Parent Company'') and its subsidiary, Reliance Acceptance Corporation (formerly known as Cole Taylor Finance Co.) (the ''Finance Company''). The Finance Company operates through wholly owned subsidiaries under the name Reliance Acceptance Corporation.

On February 12, 1997 (the "Closing Date"), pursuant to an Amended and Restated Exchange Agreement (the "Share Exchange Agreement") dated as of June 12, 1996, the Company and the Taylor Family Group, completed the exchange of (a) 1 share of Common Stock, $.01 par value per share, of Taylor Capital Group, Inc., a subsidiary of the Company, holding, among other things, all of the capital stock of Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. and an investment in Alpha Capital Fund II, L. P. ("Alpha Capital"), which went to the Taylor Family Group, for (b) all of the 4.5 million shares of Common Stock, $.01 par value per share, of the Company owned by the Taylor Family Group, which went to the Company (the "Share Exchange"). Prior to the Share Exchange, the Bank transferred to Cole Taylor Auto Finance, Inc. ("Auto Sub"), a newly formed subsidiary of the Bank, which was subsequently transferred to the Company prior to the Share Exchange, the Bank's used automobile receivables business consisting of, among other things, used automobile finance contracts with a fair market value of $31 million, and $52.03 million in cash. At the same time as the Share Exchange, the Finance Company, a subsidiary of the Company, was merged with and into Auto Sub (the "Merger"), and the surviving corporation was renamed Reliance Acceptance Corporation.

The condensed consolidated financial statements report the operations of the Finance Company and applicable assets, liabilities and expenses of the Parent Company as continuing operations. The split-off entity, consisting of the Bank and Mortgage Company, qualifies as discontinued operations as defined in Accounting Principles Board Opinion 30 (APB 30). Accordingly, the Company's consolidated balance sheet as of December 31, 1996 is presented to reflect the split-off entity's net assets as discontinued operations. The Bank and Mortgage Company operations and a portion of the Parent Company expenses, prior to the Closing Date, are reported as discontinued operations. In addition, all expenses directly attributable to the split-off transaction are reported in discontinued operations. The split-off was accounted for as a non-reciprocal distribution to stockholders and an accounting gain of $45 million was recorded by the Company in the quarter ended March 31, 1997. The accounting and reporting policies conform to generally accepted accounting principles and to the general reporting practices within the finance industry. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates may differ from actual results.

                        RELIANCE ACCEPTANCE GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by generally accepted accounting principles are not included herein.

In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  FINANCE RECEIVABLES AND NONREFUNDABLE DEALER DISCOUNT:

The following table summarizes the components of finance receivables on the dates shown (in thousands):

                                                    June 30,     December 31,
                                                      1997           1996
                                                  ------------  -------------
     Gross finance receivables                    $   551,380   $   507,166
           Less:
               Unearned finance charges               120,153       123,092
               Unearned insurance commissions           1,013           726

                                                  ------------  ------------
     Finance receivables, net                         430,214       383,348

     Nonrefundable dealer discount                      9,335        10,718
     Allowance for credit losses                       59,602         4,913
                                                  ------------  ------------

                                                  $   361,277   $   367,717
                                                  ============  ============

                        RELIANCE ACCEPTANCE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In conjunction with the financing of installment contracts, agreements are entered into with dealers whereby a nonrefundable dealer discount is established to protect the Finance Company from potential losses associated with such contracts. The following table summarizes the activity in the nonrefundable dealer discount and allowance for credit losses for the six month periods ending June 30, 1997 and 1996 (in thousands):

                                               1997       1996
                                           ---------- -----------
Balance at January 1                         $ 15,631    $12,655
Nonrefundable dealer discount                  11,233     11,353
 established
Discount accretion                                 --     (2,255)
Provision                                      83,125         --
Net charges to dealer discount/allowance      (41,052)    (9,498)
                                           ----------- ----------

Balance at June 30                           $ 68,937    $12,255
                                           =========== ==========

Effective January 1, 1996, the Company's accounting treatment for nonrefundable dealer discount was revised to follow guidelines analogous to the treatment prescribed in AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The Company stratifies its installment contracts receivable by month of purchase (referred to as "pools") to evaluate the adequacy of the nonrefundable dealer discount allocated to such pools. If the nonrefundable dealer discount associated with an individual pool of installment contracts receivable is estimated to be deficient to cover known and currently estimable losses for that pool, an allowance for credit losses is used to absorb such deficiency. Any required increase in the allowance for credit losses is recognized as an additional provision for credit losses. If the nonrefundable dealer discount associated with an individual pool of installment contracts receivable is estimated to exceed known and currently estimable losses for that pool, such excess may be accreted to interest income over the remaining life of the respective pool, using a method that approximates the level yield method. Management's evaluation as to the adequacy of the nonrefundable dealer discount to absorb losses is based on historical experience of the portfolio, estimates of the collectibility of the accounts, the value of the underlying collateral, and current economic conditions.

                        RELIANCE ACCEPTANCE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  OTHER DEBT:

The following table reflects certain aspects of other debt of the Parent and Finance Companies:


                                          June 30, 1997  December 31, 1996
                                        ----------------------------------
                                                   (in thousands)
PARENT COMPANY:
  Subordinated notes bearing
   interest at 9% payable monthly,         $ 25,000           $ 25,000
   maturing June 15, 2001

  $30 million unsecured revolving
   loan, bearing interest at prime
   rate or LIBOR plus 1.5%,
   maturing June 30, 1997; a
   commitment fee of .25%
   per annum on the unused portion
   of the credit line is payable
   annually; paid in full and
   canceled February 12, 1997                   ---             22,700

FINANCE COMPANY:
  Revolving credit agreement
   bearing interest at reference
   rate plus 1.75% to 2.50%,
   maturing December 15, 1997               244,938             55,550

  Reliance Auto Receivable
   Corporation $126,060,667 Asset
   Backed Notes, Series 1996-A,
    bearing interest at a rate
    of 6.10%                                 88,242            118,144
                                           --------           --------

   Total                                   $358,180           $221,394
                                           ========           ========

The revolving credit agreement borrowings are secured by the Finance Company's receivables. The agreement includes financial covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratios of the allowance for loan losses and nonrefundable dealer discount to finance receivables, the ratio of unsubordinated debt to borrowing base (as defined), the ratio of adjusted net income (as defined) to interest expense and to fixed charges (as defined), and the charge-off policy. It also contains restrictions, among others, as to dividend payments, merger or disposal of assets, repurchases of securitized receivables and creation of liens on assets owned or acquired.

As of December 31, 1996, the Finance Company was in default of covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratio of adjusted net income (as defined) to interest expense, the ratio of unsubordinated debt to borrowing base (as defined), and minimum adjusted tangible net worth (as defined). The Finance Company received waivers from the lenders regarding noncompliance with these covenants as of December 31, 1996 and January 31, 1997.

As of March 31, 1997, the Finance Company was in default of covenants relating to the ratio of adjusted net income to interest expense, the ratio of minimum adjusted tangible net worth and failure to submit required financial statements. The Finance Company has received a waiver from the lenders regarding noncompliance with these covenants as of March 31, 1997.

                        RELIANCE ACCEPTANCE GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 1997, the Finance Company was in default of covenants relating to the ratio of net income to interest expense and the ratio of minimum adjusted tangible net worth. The Finance Company received a waiver from the lenders regarding noncompliance with these covenants as of June 30, 1997. The lenders also waived their rights to withdraw cash from the Finance Company's collection account that arose out of the foregoing events of default. The June 30 waiver and amendment also significantly lowered the Company's advance rate against notes receivable, resulting in an immediate significant over advance under the revolving credit agreement. The Company anticipates that unless the agreement is amended or the lender waives such defaults, the Company will be in default of the net worth covenant for July 31, 1997 when July financial statements are delivered to the lender and a covenant relating to the permissible level of over advance if and when the lender delivers notice of default. There is no assurance that any such amendment or waiver will be executed. The Company has requested such an amendment or waiver, and the bank group is currently considering the matter.

The revolving credit agreement was extended, effective July 11, 1997, until December 15, 1997. Terms of the extension include an increased interest rate, a significantly lower advance rate against notes receivable (which was effected by the amendment of June 30, 1997) and the reduction of the $250 million revolver by $10 million a month beginning August 31, 1997 to reduce it down to $200 million. The extension also provides for additional amounts of permissible over advances, provided that the aggregate amount of all over advances must be no greater than $14,547,000 between July 11 and August 31, 1997, $12,000,000 from September 1, 1997, through and including September 30, 1997, $9,000,000 from October 1, 1997 through and including October 31, 1997, $5,000,000 from November 1, 1997 through and including November 30, 1997 and $0 thereafter. The Finance Company is in violation of this covenant, and the lender has verbally informed the Finance Company that the lender will shortly deliver a notice of default for this breach, although the lender has stated it will not seek to enforce available remedies at this time. Additional financing sources may be necessary to reduce the facility as planned and will be necessary to provide the Company with the funds necessary to provide liquidity and maintain and grow its business and earnings. In this regard, the Company is in the process of retaining a nationally recognized firm to act as its financial advisor and to arrange for such financial restructuring. The Company has begun the process of arranging these additional funds but no agreements are yet in place. There can be no assurance agreements will be reached. Until such a restructuring occurs, the Company will continue to reduce its base of finance receivables in order to meet the terms of the revolving credit agreement. Failure to secure additional funding sources would have a material adverse effect on the Company's liquidity and earnings.

During the fourth quarter of 1996, the Finance Company borrowed $126,060,667 at a fixed rate of 6.10% in a securitized debt financing transaction. The current unpaid balance of $88,302,636 at June 30, 1997 is secured by $93,523,746 of the Company's finance receivables at June 30, 1997. Under the agreement, all principal portions of payments received on the underlying collateral plus interest at 6.10% are paid monthly to the noteholders. The remaining collections from the collateral, less a 3% servicing fee paid monthly to the Finance Company, are retained by the Trustee as additional collateral subject to a maximum credit support amount (as defined). The agreement includes financial covenants relating to the ratio of delinquencies (as defined), the ratio of defaulted receivables (as defined), and minimum requirements for tangible net worth (as defined). Violation of these provisions has resulted in an increase in the credit support amount to a level equalling all excess collections(as defined). As of June 30, 1997, the Finance Company was in default of the covenants relating to the ratio of delinquent receivables and defaulted receivables described above. The note insurer has waived this default, with respect to the more rapid pay down of the notes, subject to the reservation of certain future rights relating to remedies for such default. Based on the current level of defaulted receivables, the Finance Company will continue to be in default of at least the defaulted receivables covenants through the end of 1997. As a result the Finance Company will request waivers from the note insurer on a monthly basis and there can be no assurance that any such waivers will be received. If waivers are not received, all excess collections on the receivables and cash reserves held by the securitization subsidiary may be used to pay down the notes on an accelerated basis.

                        RELIANCE ACCEPTANCE GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  NET ASSETS OF DISCONTINUED OPERATIONS:

The assets and liabilities of the discontinued operations have been separately classified on the balance sheet as net assets of discontinued operations. A summary of these assets and liabilities follows (in thousands):

                                                    December 31,
                                                        1996
                                                   --------------
ASSETS:
   Cash and due from banks                          $   67,032
   Federal funds sold                                    5,675
   Interest-bearing deposits in other banks             14,564
   Investment securities                               403,789
   Loans, net                                        1,205,055
   Premises, leasehold improvements and
    equipment, net                                      15,314
   Other assets                                        113,202
                                                    ----------
     Total assets - discontinued operations          1,824,631
                                                    ----------

LIABILITIES:
   Deposits                                          1,406,775
   Borrowing                                           248,268
   Accrued interest, taxes and other liabilities        17,574
                                                    ----------
     Total liabilities - discontinued operations     1,672,617
                                                    ----------

     Net assets of discontinued operations          $  152,014
                                                    ==========

A summary of the net income of the discontinued operations for the period of January 1, 1997 to February 11, 1997 and the three and six months ended June 30, 1996 is as follows (in thousands):

                             For the period        For the three    For the six
                             of Jan. 1, 1997       months ended     months ended
                            to Feb. 11, 1997       June 30, 1996    June 30, 1996
                           -----------------       -------------    -------------
   Net interest income           $ 8,566            $ 18,128         $ 35,776
   Provision for loan losses        (420)             (1,053)          (2,052)
   Noninterest income              1,930               4,052            7,753
   Noninterest expense            (6,466)            (14,682)         (29,772)
   Income taxes                   (1,328)             (1,936)          (3,486)
                                 -------            --------         --------

     Net Income                  $ 2,282            $  4,509         $  8,219
                                 =======            ========         ========

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2

The following presents management's discussion and analysis of the results of operations of the Company for the three and six months ended June 30, 1997 as compared to the same period in 1996, and the financial condition of the Company as of June 30, 1997 compared to December 31, 1996. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes presented elsewhere in this Form 10-Q.

The consolidated organization consists of Reliance Acceptance Group, Inc.
(the "Company" or the "Parent Company") and its subsidiary, Reliance Acceptance Corporation (the "Finance Company"). The Finance Company operates through wholly owned subsidiaries under the name Reliance Acceptance Corporation.

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

The condensed consolidated financial statements report the operations of the Finance Company and applicable assets, liabilities and expenses of the Parent Company as continuing operations. The split-off entity, consisting of the Bank and Mortgage Company, qualifies as discontinued operations as defined in Accounting Principles Board Opinion 30 (APB 30). Accordingly, the Company's consolidated balance sheet as of December 31, 1996 is presented to reflect the split-off entity's net assets as discontinued operations. The Bank and Mortgage Company operations and a portion of the Parent Company expenses, prior to the Closing Date, are reported as discontinued operations. In addition, all expenses, prior to the Closing Date, directly attributable to the split-off transaction are reported in discontinued

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

operations. The split-off was accounted for as a non-reciprocal distribution to stockholders and an accounting gain of $45 million was recorded by the Company in the quarter ended March 31, 1997. The accounting and reporting policies conform to generally accepted accounting principles and to the general reporting practices within the finance industry. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates may differ from actual results.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management, and that are subject to certain risks or uncertainties. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," " believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results, performance or achievements in 1997 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risks associated with dependence on a single business segment and other risks and uncertainties relating to the separation of the traditional commercial and consumer banking business from the Company in the split-off: dependence on sales of automobiles and related demand by consumers for financing; general economic and business conditions affecting the Company's customers; the continued ability of the Company to (a) find expansion opportunities and to successfully implement the Company's expansion strategy, (b) to obtain new sources of funds through securitizations of automobile loans, public or private offerings of debt securities or otherwise, or maintain existing sources of funds, (c) to establish and maintain relationships with automobile dealers and (d) to purchase an increased number of loans meeting the Company's underwriting standards; changes in interest rates; the adequacy of the Finance Company's dealer reserves and allowance for credit losses; competition from other finance companies and financial institutions; the impact of any other strategic transactions undertaken by the Company; federal and state legislation, regulation and supervision; the risk that a portion of the sales finance contracts purchased by the Finance Company will become defaulted contracts or be subject to certain claims of defenses which automobile buyers may assert against automobile dealers or the Finance Company as the holder of the contracts; contractual restrictions on the payment of dividends. These and other factors are more fully described in the Company's other filings with the Securities and Exchange Commission, including, without limitation, the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders and the Company's Prospectus dated May 25, 1994.

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

The Finance Company commenced operations in January 1993, and at June 30, 1997, operated in sixteen states. The Finance Company's headquarters are located in San Antonio, Texas. To date, the Finance Company's operations have focused on purchasing closed-end retail sales finance contracts, primarily in connection with sales of used automobiles.

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

FINANCIAL CONDITION

FINANCE RECEIVABLES

Net finance receivables increased 12.2% to $430 million at June 30, 1997; from $383 million at December 31, 1996. The increase in finance receivables was primarily attributable to the receipt of $31 million of used automobile finance contracts, from the Bank pursuant to the Share Exchange Agreement and increased production volume in existing offices. The Finance Company's production volume was $56 million during the second quarter of 1997, compared to $93 million during the first quarter of 1997. The Finance Company's production volume for its own portfolio, aside from the Bank-qualified program, will be severely curtailed during the remainder of 1997, as the Finance Company will probably have to use virtually all of its net cash flow to pay down its revolving credit agreement to $200 million. If the Finance Company is able to consummate a restructuring of its funding, the Finance Company may then be able to put some of its cash flow into new loans, which may over time increase the level of finance receivables and earnings.

The Finance Company's offices in Texas accounted for approximately 38% of gross finance receivables as of June 30, 1997; offices in Georgia accounted for approximately 12%; and each of the remaining states where offices are located accounted for less than 10%. The total number of offices at June 30, 1997 was 54 compared to 37 at June 30, 1996 and 53 at December 31, 1996.

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


If an account becomes 60 or more days contractually delinquent it is classified as delinquent. The following table sets forth certain information with respect to the Company's 60 day and greater contractually delinquent receivables and repossessed assets (in thousands):

                                            As of      As of       As of
                                           6/30/97    12/31/96    6/30/96
                                          --------   ----------  ---------
Delinquent receivables, gross (60 days
or more past due)                         $ 19,812   $   8,839   $  2,567
Repossessed assets                           3,584       5,927      6,646
                                          --------   ---------   --------
     Total delinquent receivables and
      repossessed assets                  $ 23,396   $  14,766   $  9,213
                                          ========   =========   ========

Delinquent receivables to gross finance
 receivables                                  3.59%       1.74%      0.60%
Delinquent receivables and repossessed
 assets to gross finance receivables plus
 repossessed assets                           4.22%       2.88%      2.11%

The Company's ratios reported above reflect significantly increasing trends with respect to the level of nonperforming loans and repossessions.

                   RELIANCE ACCEPTANCE GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

ALLOWANCE FOR CREDIT LOSSES AND NONREFUNDABLE DEALER DISCOUNT

The following table summarizes, for the periods indicated, period end and average net finance receivables, activity in the nonrefundable dealer discount, allowance for credit losses, charges to dealer discount and related ratios:

                                                              Six Months Ended   Six Months Ended
                                                                June 30, 1997      June 30, 1996
                                                            ------------------- --------------------

Finance receivables, net, end of period                               $ 430,214           $318,547
Average finance receivables, net                                        425,789            277,176

Allowance for credit loss/Nonrefundable dealer
   discount at January 1                                              $  15,631           $ 12,655
Nonrefundable dealer discount established                                11,233             11,353
Discount accretion                                                         --               (2,255)
Provision                                                                83,125                --
Net charges to allowance for credit loss/dealer discount                (41,052)            (9,498)
                                                                      ----------          ---------
Allowance for credit loss/Nonrefundable dealer
   discount at June 30                                                $  68,937           $ 12,255
                                                                      ==========          ========
Net charges to average finance receivables, net
(annualized)                                                               19.3%               6.9%
Allowance for credit loss/Dealer discount to
finance receivables, net at end of period                                  16.0%               3.9%

Net charges were $41.0 million and $9.5 million for the six month periods ending June 30, 1997 and 1996, respectively. The increase in loss experience is due to the significantly increasing trends with respect to both the repossession frequency and severity of repossessions (expressed as average loss per vehicle, which is currently running at more than 50% per unit). These trends have dramatically increased the level of nonperforming loans and repossessions since 1996.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The following table summarizes management's estimate of anticipated losses, by pool, and its evaluation as to the adequacy of the nonrefundable dealer discount and allowance for credit losses (in thousands):

              Volume    Current    Percent     Losses
Subprime    Originated  Balance   Liquidated   To Date          Expected Losses            Remaining Losses
   Pool          $         $                   $     Vol (%)    $        Vol (%)        $       Vol (%)    O/S (%)

1Q93             1,347         -       100.0       55    4.1          55     4.1         (0)      0.0          -
2Q93             3,259         8        99.8      152    4.7         152     4.7          0       0.0        2.4
3Q93             7,546        73        99.0      369    4.9         371     4.9          2       0.0        2.5
4Q93             9,217       121        98.7      368    4.0         371     4.0          3       0.0        2.1
          ------------------------------------------------------------------------------------------------------
                21,369       202        99.1      943    4.4         948     4.4          5       0.0        2.3

1Q94            16,053       549        96.6      861    5.4         876     5.5         16       0.1        2.8
2Q94            22,085     1,686        92.4    1,569    7.1       1,640     7.4         71       0.3        4.2
3Q94            29,010     3,783        87.0    2,534    8.7       2,723     9.4        189       0.7        5.0
4Q94            30,652     5,705        81.4    3,587   11.7       3,990    13.0        403       1.3        7.1
          ------------------------------------------------------------------------------------------------------
                97,800    11,723        88.0    8,551    8.7       9,229     9.4        679       0.7        5.8

1Q95            33,030     7,753        76.5    3,913   11.8       4,493    13.6        579       1.8        7.5
2Q95            49,082    14,851        69.7    6,233   12.7       7,500    15.3      1,267       2.6        8.5
3Q95            58,166    20,641        64.5    8,880   15.3      11,127    19.1      2,247       3.9       10.9
4Q95            68,326    26,926        60.6   12,266   18.0      15,868    23.2      3,601       5.3       13.4
          ------------------------------------------------------------------------------------------------------
               208,603    70,170        66.4   31,292   15.0      38,987    18.7      7,694       3.7       11.0

1Q96            78,236    38,690        50.5   13,202   16.9      18,758    24.0      5,556       7.1       14.4
2Q96            77,792    44,543        42.7   11,648   15.0      18,103    23.3      6,454       8.3       14.5
3Q96            70,098    47,842        31.7    7,654   10.9      16,122    23.0      8,469      12.1       17.7
4Q96            77,135    63,653        17.5    4,525    5.9      17,741    23.0     13,216      17.1       20.8
          ------------------------------------------------------------------------------------------------------
               303,260   194,728        35.8   37,030   12.2      70,724    23.3     33,694      11.1       17.3

1Q97            81,932    73,626        10.1    2,166    2.6      18,816    23.0     16,651      20.3       22.6
2Q97            42,888    42,017         2.0      116    0.3       9,544    22.3      9,428      22.0       22.4
          ------------------------------------------------------------------------------------------------------
               124,821   115,642         7.4    2,282    1.8      28,360    22.7     26,078      20.9       22.6

               755,854   392,466        48.1   80,098   10.6     148,248    19.6     68,150       9.0       17.4
Other                     37,749                                                        787                  2.1
                         -------                                                     ------
Total                    430,214                                                     68,937                 16.0
                         =======                                                     ======

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

DEBT

The Finance Company's primary debt is a $250 million secured senior debt revolving credit agreement with a group of several lenders, led by Bank America Business Credit, Inc. Pursuant to the July 11, 1997 extension of the revolving credit agreement, the $250 million revolver must be reduced by $10 million a month beginning August 31, 1997 until maturity on December 15, 1997, at which time the revolver's maximum principal amount will be $200 million. The arrangement is secured by the finance receivables of the Finance Company, other than those that are part of the securitization described below. Outstanding borrowings bear interest at a floating rate equal to a reference rate, which is the prime rate, plus 1.75%, so long as no "Over Advance" (as defined) exists. If an Over Advance exists, the outstanding borrowings bear interest at a floating rate equal to a reference rate plus 2.5% and all Over Advances bear interest at 15 percent. In addition to the stated interest rate, the Company also is required to pay a monthly Amendment Fee equal to one-twelfth of one percent of the then effective Total Credit Facility. In the event that all of the Obligations have not been paid in full on or before December 15, 1997, the Company would have to pay an additional fee equal to 2% of the then effective Total Credit Facility. The revolving credit agreement includes financial covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratio of the allowance for loan losses and nonrefundable dealer discount to finance receivables, the ratio of unsubordinated debt to borrowing base (as defined), the ratio of adjusted net income (as defined) to interest expense and to fixed charges (as defined), the charge-off policy and the required level of reserves in relation to a rolling 12-month percentage of charge-offs (as defined). It also contains restrictions, among others, as to dividend payments, merger or disposal of assets, repurchases of securitized receivables and creation of liens on assets owned or acquired. As of June 30, 1997, the Finance Company was in default of the covenants relating to the ratio of adjusted net income to interest expense and the ratio of minimum adjustable tangible net worth. The Finance Company has received a waiver from the lenders regarding noncompliance with these covenants. The lenders also waived their rights to withdraw cash from the Finance Company's collection account. The June 30 waiver and amendment also significantly lowered the Company's advance rate against notes receivable, resulting in an immediate significant over advance under the revolving credit agreement. The July 11 extension established by covenant permissible over advances, to be reduced over the life of the facility. The Finance Company is in violation of this covenant, and the lender has verbally informed the Finance Company that the lender will shortly deliver a notice of default for this breach, although the lender has stated it will not seek to enforce available remedies at this time. In addition, the Finance Company will be in default of the revolving credit agreement's net worth covenant for July 31, 1997 when July financial statements are delivered to the lender. Unless the agreement is amended or unless the lender waives such defaults, the Finance Company will remain in default under the revolving credit agreement. There is no assurance that any such amendment or waiver will be executed. The Company has requested such an amendment or waiver, and the bank group is currently considering the matter.

The Finance Company completed a securitization of finance receivables on November 20, 1996 for approximately $126 million. The securitization was structured as an "on balance sheet," financing transaction rather than using "gain on sale" accounting treatment. As such, the transaction is analogous to a fixed-rate, secured financing at an interest rate of approximately 7%. As of June 30, 1997, the Finance Company was in default of the covenants relating to the ratio of delinquent receivables and the ratio of defaulted receivables. The defaults result in an increase in the credit support amount (as defined) and, if not waived by the note insurer, in an accelerated paydown of the asset backed
notes issued in the securitization.   The note insurer has waived this default,
subject to the reservation of certain future rights relating to remedies for such default. Based on the current level of defaulted receivables, the Finance Company will continue to be in default of at least the defaulted receivables covenants through the end of 1997. As a result the Finance Company will request waivers from the note insurer on a monthly basis, and there can be no assurance that any such waivers will be received. If waivers are not received, all excess collections on the receivables and cash reserves held by the securitization subsidiary may be used to pay down the notes on an accelerated basis.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

If the note insurer determines not to waive such default in the future, the Company's liquidity could be materially adversely affected, unless alternative financing could be arranged. The proceeds of the securitization were used primarily to pay down debt, particularly amounts drawn under the revolving credit agreement. If market conditions warrant and if such sources of financing are available to it, the Company may consider further securitizations, or issuances of fixed or floating rate debt securities, either publicly or privately placed, as alternatives to additional bank financing.

The Company has $25 million of subordinated debt outstanding at June 30, 1997. On May 12, 1997, Duff & Phelps downgraded the Company's subordinated debt rating from BB to B- citing various adverse credit factors. The Company's management is actively addressing these concerns.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS

NET INCOME

For the three months ended June 30, 1997, the Company's net loss of $40.2 million represented a decrease of $43.8 million or 1,227.0% as compared to the $3.6 million of income for the same period of last year. The decrease in income is primarily attributable to the Company's $60.9 million provision for credit losses established during the quarter. For the six months ended June 30, 1997, the Company's net loss of $2.6 million is a decrease of $17.5 million or 117.4% as compared to the $14.9 million of income for the same period last year. The $2.6 million loss for the six months ended June 30, 1997, included a $45.2 million gain from the disposition of discontinued operations, recognized in the first quarter. For the six months ended June 30, 1997, the Company's net loss of $50.1 million from continuing operations represented a decrease of $56.8 million or 845.5% as compared to the $6.7 million of income for the same period of last year. The decrease in income from continuing operations is primarily attributable to the Company's $83.1 million provision for credit losses established during the six months ended June 30, 1997. The additional provision taken in the second quarter of 1997 was necessitated by significant increases in the Company's credit losses in the second quarter of 1997 and the Company's analysis of these losses employing a static pool reserve analysis, which is contained in this report (see page 17). The additional provisions taken during the second quarter significantly increased the Company's coverage ratio for credit losses (ratio of total reserves to net finance receivables) from 7.5% as of March 31, 1997 to 16.0% as of June 30, 1997. Management is actively addressing the issue of the Company's increased credit losses with a view toward significantly lowering such losses in the near term, particularly with respect to new originations. The Company is seeking to lower credit losses through changes to personnel, policies and actual practices.

NET INTEREST INCOME

The Company's primary component of income is net interest income, which is the difference between interest earned on finance receivables and interest paid on borrowings. For the three and six months ended June 30, 1997, the Company's net interest income increased 6.9% to $13.6 million and 17.0% to $28.0 million as compared with $12.7 million and $23.9 million for the comparable periods in 1996. The increase is attributable to an increase in average net receivables, offset by an increase in delinquencies and the discontinuation of dealer discount accretion. The net interest margin (annualized), which is the ratio of net interest income divided by average finance receivables was 12.3% and 13. 2% in the three and six months ended June 30, 1997 as compared to the 16.9% and 17.2% for the same periods in 1996. During the first and second quarters of 1997, the decrease in net interest margin was a result of higher interest expense due to increased use of the revolving credit agreement, the discontinuation of income accretion from the dealer reserve, a higher delinquency rate and the acquisition of the Bank-qualified used automobile receivables that have a lower yield.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

OPERATING EXPENSES

In addition to interest expense, the Company incurs operating expenses in the conduct of its business. The following table summarizes the components of operating expenses for the three and six months ended June 30, 1997 and 1996 (in thousands):

                                       Three Months Ended June 30,    Six Months Ended June 30,
                                              % of         % of               % of           % of
                                       1997   ANR   1996   ANR         1997   ANR    1996    ANR
                                       ----  ----   ----  ----         ----   ----   ----   ----
 Salaries and employee benefits        5,550   5.0  3,680   4.9       10,374   4.9   6,876   5.0
 Occupancy                               416   0.4    214   0.3          770   0.4     429   0.3
 Furniture, fixtures and equipment       166   0.2    138   0.2          318   0.1     235   0.2
 Computer processing                     128   0.1    110   0.1          236   0.1     228   0.1
 Repossession & repair expense         1,959   1.8  1,274   1.7        3,510   1.7   2,709   2.0
 Other operating expenses              5,095   4.6  1,792   2.4        6,989   3.2   3,195   2.3
                                      ------  ----  -----   ---       ------  ----  ------   ---
     Total operating expense          13,314  12.1  7,208   9.6       22,197  10.4  13,672   9.9
                                      ======  ====  =====   ===       ======  ====  ======   ===

ANR = Average net finance receivables

For the three and six months ended June 30, 1997, operating expenses increased 84.7% and 62.4%, respectively as compared to the previous 1996 periods. Other operating expenses include a $2.5 million fee paid in June 1997 to a group of lenders, led by Bank America Business Credit, Inc. in consideration for a waiver of certain events of default on the senior debt revolving credit agreement. Overall, operating expenses increased as a percentage of average net finance receivables from 9.6% and 9.9% to 12.1% and 10.4% for the three and six month periods ending June 30, 1996 and 1997, respectively. Excluding the $2.5 million waiver fee, operating expenses were 9.8% and 9.3% for the three and six month periods ending June 30, 1997, respectively, as compared with 9.6% and 9.9% for the same periods of 1996. Salaries and employee benefits, occupancy, furniture, fixtures and equipment, and other operating expenses increased as a result of the opening of 17 new branches and an accompanying increase in headcount to 567 at June 30, 1997, from 371 at June 30, 1996. Repossession and repair increased as a result of the significantly increasing trends with respect to the level of nonperforming loans and resulting repossessions. Salaries and employee benefits also increased as a result of hiring several senior and middle level managers, including a new president and chief operating officer.

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

The Company's primary source of funds is the $250 million secured senior debt revolving credit agreement with a group of several lenders, led by Bank America Business Credit, Inc. The arrangement is secured by the finance receivables of the Finance Company, other than those that are part of the securitization described below. The revolving credit agreement was extended in July, 1997 to December 15, 1997. Terms of the extension include an increased interest rate, a significantly lower advance rate against notes receivable and the reduction of the $250 million revolver by $10 million a month beginning August 31, 1997 to reduce it down to $200 million. The Company also has covenants relating to the amount of permissible over advances under the revolving credit agreement. Barring unforeseen circumstances, the Company will have continuing over advances until it refinances the revolving credit agreement. Moreover, additional financing sources may be necessary to reduce the facility as planned and will be necessary to provide the Company with the funds necessary to provide liquidity and maintain and grow its business and earnings. The Company has begun the process of arranging these additional funds but no final agreements are yet in place. Failure to secure additional funding sources could have a material adverse effect on the Company's liquidity and earnings.

The Company completed a securitization of finance receivables on November 20, 1996 for approximately $126 million. The securitization was structured as an "on balance sheet" financing transaction. As such, the transaction is analogous to a fixed-rate, secured financing. The proceeds of the securitization were used primarily to pay down debt, particularly amounts drawn under the revolving credit agreement. If market conditions warrant and if such sources of financing are available to it, the Company may consider further securitizations, or issuances of fixed or floating rate debt securities, either publicly or privately placed.

ADDITIONAL ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB Statement No. 128, "Earnings Per Share" (Statement 128), was issued. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U. S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also required dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact of the Company's financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          MANAGEMENT CHANGES AND LAWSUITS

          On May 6, 1997, Thomas L. Barlow resigned as the Company's President and Chief Executive Officer. He was replaced by Howard B. Silverman, the Company's Chairman, who then took on the additional position of Chief Executive Officer. On June 10, 1997, Jack E. Plunkitt assumed the posts of President and Chief Operating Officer of the Company. He was also elected a Director of the Company.

          On May 23, 1997, Mr. Barlow brought suit against the Company and Mr. Silverman in state court in San Antonio, Texas, alleging breach of Mr. Barlow's Employment Agreement, breach of his Change of Control Severance Agreement, fraud, libel and slander, and tortious interference. In part, Mr. Barlow alleges that he was terminated rather than voluntarily resigned and that the juxtaposition of the Company's reports of a $9.9 million loss from continuing operations in the first quarter, combined with allegedly inaccurate reports of his resignation, amounted to defamation. As part of his lawsuit, Mr. Barlow also alleges that the Company's financial results for the last quarter of 1996 and the first quarter of 1997 were inaccurately understated.

          The Company believes that Mr. Barlow's claims are without merit and intends to vigorously contest Mr. Barlow's lawsuit. An adverse judgment in this matter could have a material adverse effect on the Company's results of operations or financial condition (in a particular period).

          Three other former executives of the Company have also indicated that they will seek compensation from the Company based on alleged breaches of change of control severance agreements or employment agreements. The Company believes it possesses meritorious defenses to those claims as well. If all such claims were decided against the Company, these matters could, in the aggregate, have a material adverse effect on the Company's results of operations or financial condition (in a particular period).

                        RELIANCE ACCEPTANCE GROUP, INC.
                    PART II - OTHER INFORMATION (Continued)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          See first and second paragraphs on page 18.

ITEM 5.   OTHER INFORMATION

          NEW MANAGEMENT

          During the second quarter, the Company put an entirely new senior management team in place. On May 6, Howard B. Silverman, then Chairman of the Board of Directors of the Company, became Chief Executive Officer as well. Jack E. Plunkitt was named President and Chief Operating Officer in June 1997, and at the same time, Calvin Profitt, III became Senior Vice President-Operations. Along with James D. Dolph, Senior Vice President-Chief Financial Officer, and James I. Kaplan, Senior Vice President-General Counsel & Corporate Secretary, both of whom became full-time employees of the Company in the first quarter of 1997, these management changes mean that all officers at or above the senior vice-president level, other than Mr. Silverman, are new to the Company in 1997, and Mr. Silverman has only held the position of Chief Executive Officer since May 1997. Mr. Kaplan was with the predecessor Cole Taylor Financial Group, Inc. since 1991.

          Management of the Company has set several objectives. These include returning the Company to profitability, restructuring the Company's finances to provide liquidity and asset growth, improving credit quality through adherence to underwriting policies and better asset collection and disposal practices, consolidating branches and reducing operating expenses. Achievement of these objectives is critical to the future success of the Company. Some of them, such as restructuring of the Company's finances, involve decisions by third parties that cannot be assured or predicted. Other factors, such as the performance of loan pools originated in 1995, 1996 and early 1997 under previous management, will also impact the Company's future success and cannot be predicted with certainty at this time.

          The most critical immediate objective is restructuring of the Company's finances to provide for liquidity and asset growth. Until this task is finalized, the Company will need to use substantially all available net cash flow to reduce amounts borrowed under the revolving credit agreement, which limits the Company's profitability and growth. The Company is considering numerous proposals regarding this restructuring, but none have been finalized, and there is no assurance that the necessary restructuring will, in fact, take place.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - See Exhibit Index on page 28.

                        RELIANCE ACCEPTANCE GROUP, INC.
                    PART II - OTHER INFORMATION (Continued)

          (b)  Reports on Form 8-K -

               (1) The Company filed a Current Report on Form 8-K dated May 15, 1997 to provide information regarding certain significant management changes.

               (2) The Company filed a Current Report on Form 8-K dated July 1, 1997 to provide information regarding a significant management change and suspension of the Company's quarterly dividend.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Reliance Acceptance Group, Inc.
                                    -------------------------------
                                              (Registrant)

Date:  August 14, 1997
------------------------
                                    ________________________________
                                                      James D. Dolph
                                             Chief Financial Officer


                                    ________________________________
                                                  Lawrence R. Canedy
                                                           Treasurer

                        RELIANCE ACCEPTANCE GROUP, INC.
                                 EXHIBIT INDEX

Exhibit                                                                                             Page
Number           Description of Documents                                                          Number
-------          -------------------------                                                         ------
11               Statement regarding computation of primary earnings per share...................      29

27               Financial Data Schedule.........................................................      30