Form 10-Q
period 1997-09-30
RELIANCE ACCEPTANCE GROUP INC
filed 1997-11-14
CIK 721059

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                Commission File
SEPTEMBER 30, 1997                                              No. 0-23854

                        RELIANCE ACCEPTANCE GROUP, INC.
               Exact Name of Registrants as Specified in Charter

          DELAWARE                                            36-3235321
--------------------------------                      --------------------------
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
Yes X No
    -   -----

The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

           Class                                Outstanding at November 12, 1997
--------------------------------                --------------------------------
  Common Stock, $.01 Par Value                             10,907,303

                      Exhibit Index is located on page 26

                        RELIANCE ACCEPTANCE GROUP, INC.
                        -------------------------------

                                     INDEX
                                     -----

PART I. FINANCIAL INFORMATION                                                                   PAGE
-----------------------------                                                                   ----

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996..........................................    3

          Condensed Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 1997 and 1996...........................    4

          Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1997 and 1996.....................................    5

          Notes to Condensed Consolidated Financial Statements...............................    6

Item 2.   Management's Discussion and Analysis of the Results
           of Operations and Financial Condition.............................................   14

PART II.   OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings..................................................................   23

Item 3.   Defaults Upon Senior Securities....................................................   23

Item 5.   Other Information..................................................................   23

Item 6.   Exhibits and Reports on Form 8-K...................................................   24

                        RELIANCE ACCEPTANCE GROUP, INC.
                                    PART I
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (in thousands)

                                                                                   September 30,           December 31,
                                                                                       1997                    1996
                                                                                   -------------           ------------
                          ASSETS
Cash ($3,583 restricted as of September 30, 1997)                                    $ 11,857                $  4,546
Short-term investments                                                                    ---                   2,110

Finance receivables, net                                                              374,684                 383,348
Nonrefundable dealer discounts                                                         (3,100)                (10,718)
Allowance for credit losses                                                           (51,366)                 (4,913)
                                                                                     --------                --------
                                                                                      320,218                 367,717

Repossessions                                                                           2,541                   5,927
Income tax asset                                                                       30,694                   9,180
Other assets                                                                            8,410                  11,528
Net assets of discontinued operations                                                     ---                 152,014
                                                                                     --------                --------
        Total assets                                                                 $373,720                $553,022
                                                                                     ========                ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Commercial paper                                                                 $    ---                $147,326
    Other debt                                                                        321,607                 221,394
    Accounts payable and other liabilities                                              4,753                   8,651
                                                                                     --------                --------
        Total liabilities                                                             326,360                 377,371
                                                                                     --------                --------

Stockholders' equity:
    Preferred stock, $.01 par value; 20,000,000 shares authorized                         ---                     ---
    Common stock, $.01 par value; 40,000,000 shares authorized
      10,907,303 and 15,036,720 shares issued and outstanding
      at September 30, 1997, and December 31, 1996 respectively                           109                     150
    Class A common stock, $.01 par value 2,000,000 shares authorized                      ---                     ---

Surplus                                                                                87,899                  82,793
Retained earnings                                                                     (40,648)                 92,708
                                                                                     --------                --------
        Total stockholders' equity                                                     47,360                 175,651
                                                                                     --------                --------
        Total liabilities and stockholders' equity                                   $373,720                $553,022
                                                                                     ========                ========

    See accompanying notes to condensed consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                                     For the three months                   For the nine months
                                                                      ended September 30,                   ended September 30,
                                                                     ---------------------                 ----------------------
                                                                      1997          1996                     1997          1996
                                                                     -------       -------                 --------       -------
Interest Income:
  Interest and fee income                                            $ 18,852       $18,837                $ 61,556       $51,774
  Interest expense                                                     10,239         5,686                  24,952        14,706
                                                                     --------       -------                --------       -------
    Net interest income                                                 8,613        13,151                  36,604        37,068
Provision for credit losses                                            10,000            --                  93,125            --
                                                                     --------       -------                --------       -------
    Net interest income after provision
    for credit losses                                                  (1,387)       13,151                 (56,521)       37,068

Other income                                                              800           221                   2,240           928

Operating expense:
  Salaries and employee benefits                                        5,694         3,904                  16,067        10,780
  Occupancy                                                               423           254                   1,193           683
  Furniture, fixtures and equipment                                       423           151                     741           386
  Computer processing                                                     113            93                     349           321
  Repossession & repair expense                                         1,376         1,267                   4,886         3,976
  Other operating expense                                               2,218         1,141                   9,207         4,336
  Restructuring charges                                                 1,941            --                   1,941            --
                                                                     --------       -------                --------       -------
    Total operating expense                                            12,188         6,810                  34,384        20,482
                                                                     --------       -------                --------       -------

Income (loss) from continuing operations before income taxes          (12,775)        6,562                 (88,665)       17,514
Income taxes                                                               --         2,620                 (25,798)        6,853
                                                                     --------       -------                --------       -------
    Net income (loss) from continuing operations                      (12,775)        3,942                 (62,867)       10,661
                                                                     --------       -------                --------       -------

Discontinued operations:
  Income from discontinued operations before income taxes                  --         5,928                   3,610        17,633
  Income taxes                                                             --         2,000                   1,328         5,486
                                                                     --------       -------                --------       -------
    Net income from discontinued operations                                --         3,928                   2,282        12,147
                                                                     --------       -------                --------       -------
    Gain from split-off of discontinued operations                         --            --                  45,208            --
                                                                     --------       -------                --------       -------
    Net income (loss)                                                $(12,775)      $ 7,870                $(15,377)      $22,808
                                                                     ========       =======                ========       =======

Earnings (loss) per share from continuing operations                 $  (1.17)      $  0.26                $  (5.43)      $  0.69

Earnings per share from discontinued operations                            --          0.25                    0.20          0.79

Earnings per share from gain                                               --            --                    3.90            --
                                                                     --------       -------                --------       -------
Earnings (loss) per share                                            $  (1.17)      $  0.51                $  (1.33)      $  1.48
                                                                     ========       =======                ========       =======
Cash dividends declared per share                                    $     --       $  0.09                $   0.09       $  0.27
                                                                     ========       =======                ========       =======

     See accompanying notes to condensed consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                        For the nine months ended
                                                                                               September 30,
                                                                                       -----------------------------
                                                                                         1997                1996
                                                                                       ---------           ---------
Cash flows from operating activities:
   Net income (loss)                                                                   $ (15,377)          $  22,808
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Gain from split-off                                                             (45,208)                 --
         Provision for credit losses                                                      93,125                  --
         Dealer discount accretion                                                            --              (3,106)
         Depreciation and amortization                                                     1,356                 327
         Other adjustments to net income, net                                                                     61
         Net changes in other assets and liabilities                                     (32,233)            (14,683)
                                                                                       ---------           ---------
               Net cash provided by operating activities                                   1,663               5,407
                                                                                       ---------           ---------
Cash flows from investing activities:
   Sales finance contract collections                                                    143,573             100,825
   Sales finance contract purchases                                                     (151,020)           (213,209)
   Net cash received from split-off                                                       53,771                  --
   Net (increase) decrease in assets of discontinued operations prior to split-off         3,471              (7,575)
   Other, net                                                                                120              (1,373)
                                                                                       ---------           ---------
               Net cash used in investing activities                                      49,915            (121,332)
                                                                                       ---------           ---------
Cash flows from financing activities:
   Proceeds from commercial paper                                                        301,626             840,091
   Repayment of commercial paper                                                        (448,952)           (776,071)
   Proceeds from other debt                                                              274,648             295,470
   Repayments of other debt                                                             (174,435)           (243,910)
   Net proceeds from issuance of common stock                                              3,068               1,560
   Dividends paid                                                                         (2,332)             (3,656)
                                                                                       ---------           ---------
               Net cash provided by financing activities                                 (46,377)            113,484
                                                                                       ---------           ---------
Net (decrease) increase in cash and cash equivalents                                       5,201              (2,441)
Cash and cash equivalents, beginning of period                                             6,656               4,829
                                                                                       ---------           ---------
Cash and cash equivalents, end of period                                               $  11,857           $   2,388
                                                                                       =========           =========

Impact of Split-off:
     Proceeds:
          Net Cash                                                                     $  53,771
          Bank qualified auto receivables                                                 31,992
          Redemption of Stock                                                            117,000
                                                                                       ---------
                                                                                         202,763
          Net assets of discontinued operations at split-off                            (155,485)
          Assets written off                                                              (2,070)
                                                                                       ---------
          Gain from split-off                                                          $  45,208
                                                                                       =========

See accompanying notes to condensed consolidated financial statements.

                        RELIANCE ACCEPTANCE GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:

The consolidated organization consists of Reliance Acceptance Group, Inc. (formerly known as Cole Taylor Financial Group, Inc.) (the "Company" or the "Parent Company") and its subsidiary, Reliance Acceptance Corporation (formerly known as Cole Taylor Finance Co.) (the "Finance Company"). The Finance Company operates through wholly-owned subsidiaries under the name Reliance Acceptance Corporation.

On February 12, 1997 (the "Closing Date"), pursuant to an Amended and Restated Exchange Agreement (the "Share Exchange Agreement") dated as of June 12, 1996, the Company and the Taylor Family Group, completed the exchange of (a) 1 share of Common Stock, $.01 par value per share, of Taylor Capital Group, Inc., a subsidiary of the Company, holding, among other things, all of the capital stock of Cole Taylor Bank (the "Bank"), CT Mortgage Company, Inc. (the "Mortgage Company") and an investment in Alpha Capital Fund II, L. P. ("Alpha Capital"), which went to the Taylor Family Group, for (b) all of the 4.5 million shares of Common Stock, $.01 par value per share, of the Company owned by the Taylor Family Group, which went to the Company (the "Share Exchange"). Prior to the Share Exchange, the Bank transferred to Cole Taylor Auto Finance, Inc. ("Auto Sub"), a newly formed subsidiary of the Bank, which was subsequently transferred to the Company prior to the Share Exchange, the Bank's used automobile receivables business consisting of, among other things, used automobile finance contracts with a fair market value of $31 million, and $52.03 million in cash. At the same time as the Share Exchange, the Finance Company, a subsidiary of the Company, was merged with and into Auto Sub (the "Merger"), and the surviving corporation was renamed Reliance Acceptance Corporation.

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

In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These statements have been prepared as if the Company is a going concern; however, the Company has limited Liquidity at present. See "Liquidity" section in "Management's Discussion and Analysis of the Results of Operations and Financial Condition".

2.  Finance Receivables and Nonrefundable Dealer Discounts:

The following table summarizes the components of finance receivables on the dates shown (in thousands):

                                             September 30,   December 31,
                                                 1997            1996
                                             -------------   -------------
Gross finance receivables                         $470,538        $507,166
      Less:
          Unearned finance charges                  94,911         123,092
          Unearned insurance commissions               943             726
                                             -------------   -------------


Finance receivables, net                           374,684         383,348

Nonrefundable dealer discounts                       3,100          10,718
Allowance for credit losses                         51,366           4,913
                                             -------------   -------------

                                                  $320,218        $367,717
                                             =============   =============

                        RELIANCE ACCEPTANCE GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In conjunction with the financing of installment contracts, agreements are entered into with dealers whereby a nonrefundable dealer discount is established to protect the Finance Company from potential losses associated with such contracts. The following table summarizes the activity in the allowance for credit losses and nonrefundable dealer discount for the nine month periods ending September 30, 1997 and 1996 (in thousands):

                                                      1997           1996
                                                  ------------   ------------
Balance at January 1                                  $ 15,631       $ 12,655
Nonrefundable dealer discounts established              11,448         16,551
Discount accretion                                          --         (3,106)
Provision                                               93,125             --
Net charges to dealer discount/allowance               (65,738)       (12,135)
                                                  ------------   ------------

Balance at September 30                               $ 54,466       $ 13,965
                                                  ============   ============


Effective January 1, 1996, the Company's accounting treatment for nonrefundable dealer discount was revised to follow guidelines analogous to the treatment prescribed in AICPA Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The Company stratifies its installment contracts receivable by month of purchase (referred to as "pools") to evaluate the adequacy of the nonrefundable dealer discount allocated to such pools. If the nonrefundable dealer discount associated with an individual pool of installment contracts receivable are estimated to be insufficient to cover known and currently estimable losses for that pool, an allowance for credit losses is used to absorb such deficiency. Any required increase in the allowance for credit losses is recognized as an additional provision for credit losses. If the nonrefundable dealer discount associated with an individual pool of installment contracts receivable is estimated to exceed known and currently estimable losses for that pool, such excess may be accreted to interest income over the remaining life of the respective pool, using a method that approximates the level yield method. Management's evaluation as to the adequacy of the nonrefundable dealer discount to absorb losses is based on historical experience of the portfolio, estimates of the collectibility of the accounts, the value of the underlying collateral, and current economic conditions.

                        RELIANCE ACCEPTANCE GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Other Debt:

The following table reflects certain aspects of other debt of the Parent and Finance Companies:

                                                                       September 30, 1997               December 31, 1996
                                                                  ----------------------------------------------------------
                                                                                         (in thousands)

PARENT COMPANY:
      Subordinated notes bearing interest at 9% payable monthly,
        maturing June 15, 2001                                                      $ 25,000                        $ 25,000

      $30 million unsecured revolving loan, bearing interest at
        prime rate or LIBOR plus 1.5%, maturing June 30, 1997; a
        commitment fee of .25% per annum on the unused portion
        of the credit line is payable annually; paid in full and
        canceled February 12, 1997                                                       ---                          22,700

FINANCE COMPANY:
      Revolving credit agreement bearing interest at reference
        rate plus 1.75% to 2.50%, maturing November 21, 1997                         223,900                          55,550


      Reliance Auto Receivable Corporation $126,060,667 Asset
        Backed Notes, Series 1996-A, bearing interest at a
         rate of 6.10%                                                                72,707                         118,144
                                                                  --------------------------        ------------------------

            Total                                                                   $321,607                        $221,394
                                                                  ==========================        ========================

The Company had $25 million of subordinated debt outstanding at September 30, 1997. On May 12, 1997, Duff & Phelps downgraded the Company's subordinated debt
rating from BB to B- citing various adverse credit factors.   In October 1997,
LaSalle National Bank resigned as trustee for this issue. As such, the Company is currently seeking a new trustee.

The revolving credit agreement borrowings are secured by the Finance Company's receivables. Outstanding borrowings bear interest at a floating rate equal to the prime rate, plus 1.75%, so long as no "Over Advance" (as defined) exists. If an Over Advance exists, the outstanding borrowings bear interest at a floating rate equal to the prime rate plus 2.5% and all Over Advances bear interest at 15%. Furthermore, because of the existence of Events of Default, the Facility bears interest at a per annum rate of 3% greater than the rates set forth above. In addition to the stated interest rate, the Company also is required to pay a monthly Amendment Fee equal to one-twelfth of one percent of the then effective Total Credit Facility. In the event that all of the obligations are not paid in full on or before December 15, 1997, the Company is obligated to pay an additional fee equal to 2% of the then effective Total Credit Facility.

The agreement includes financial covenants relating to the ratio of debt to adjusted tangible net worth (as defined), the ratio of the allowance for loan losses and nonrefundable dealer discount to finance receivables, the ratio of unsubordinated debt to borrowing base (as defined), the ratio of adjusted net income (as defined) to interest expense and to fixed charges (as defined), minimum adjusted tangible net worth (as defined), and the charge off policy. It also contains restrictions, among others, as to dividend payments, merger or disposal of assets, repurchases of securitized receivables and creation of liens on assets owned or acquired, delinquencies, levels of permissible over advances, and permitted expenses associated with an approved cash operating budget.

                        RELIANCE ACCEPTANCE GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 1996, the Finance Company was in default of covenants relating to the ratio of debt to adjusted tangible net worth, the ratio of adjusted net income to interest expense, the ratio of unsubordinated debt to borrowing base, and minimum adjusted tangible net worth. The Finance Company received waivers from the lender regarding noncompliance with these covenants as of December 31, 1996 and January 31, 1997.

As of March 31, 1997, the Finance Company was in default of covenants relating to the ratio of adjusted net income to interest expense, the ratio of minimum adjusted tangible net worth and failure to submit certain required financial statements. The Finance Company received a waiver from the lenders regarding noncompliance with these covenants as of March 31, 1997.

As of June 30, 1997, the Finance Company was in default of the covenants relating to the ratio of net income to interest expense and the ratio of minimum adjusted tangible net worth. The Finance Company received a waiver from the lenders regarding noncompliance with these covenants as of June 30, 1997. The lenders also waived their rights to withdraw cash from the Finance Company's collection account that arose out of the foregoing events of default. The June 30 waiver and amendment also significantly lowered the Company's advance rate against notes receivable, resulting in an immediate significant over advance under the revolving credit agreement.

The revolving credit agreement was extended, effective July 11, 1997, and currently terminates on November 21, 1997. Terms of the extension included an increased interest rate, a significantly lower advance rate against notes receivable (which was effected by the amendment of June 30, 1997) and the reduction of the $250 million revolver by $10 million a month beginning August 31, 1997, down to $200 million. The extension also provided for additional amounts of permissible over advances, provided that the aggregate amount of all over advances would be no greater than $14,547,000 between July 11 and August 31, 1997, $12,000,000 between September 1, 1997, and September 30, 1997,
$9,000,000 between October 1, 1997 and November 7, 1997 and $5,000,000 thereafter.

By late August 1997, the Finance Company was again in default of the revolving credit agreement covenants regarding permissible over advances and minimum adjusted tangible net worth. As a result, the Finance Company entered into a forbearance letter agreement (the "Forbearance Letter") with the lender, as of September 5, 1997. Under the Forbearance Letter, the lender agreed not to exercise its remedies for the Company's defaults in exchange for the Finance Company's agreements pursuant thereto. Terms of the Forbearance Letter included:
1) termination of any commitment by the lender to make advances under the revolving credit agreement, 2) limitation on the use of collections subject to permitted expenses in an operating budget, with funds exceeding a cash balance of $5 million remitted to the lender, 3) execution of an amended and restated loan agreement providing for a co-lending arrangement with each of the eight lenders, and 4) a further 3% increase in the interest rate, with such additional interest occruing and becoming payable in full at maturity. This increase in rate brought the applicable rates to 14% on that portion of the loan ($186 million in principal amount at October 31, 1997) that was not in over advance and 18% for that portion of the loan ($21 million in principal amount at October 31, 1997) that was in over advance. This initial period of forbearance ended October 7, 1997.

                        RELIANCE ACCEPTANCE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 1997 and as of the date hereof, the Finance Company was in default of covenants relating to the ratio of debt to adjusted tangible net worth, the ratio of adjusted net income to interest expense, the ratio of the allowance for loan losses and nonrefundable dealer discount to finance receivables, the minimum adjusted tangible net worth, the failure to reduce the over advances to permitted levels and certain specified delinquency levels.

The revolving credit agreement was amended and restated effective October 7, 1997, to amend, restate and consolidate the Existing Credit Agreement in its entirety, to reflect the former participants under the Existing Credit Agreement as direct lenders, to incorporate the terms of the Forbearance Letter, and to acknowledge that events of default were outstanding and would remain outstanding under the amended and restated agreement relating to the ratio of debt to adjusted tangible net worth, the minimum adjusted tangible net worth, failure to reduce over advances to required levels, and certain specified delinquency levels. The restated revolving credit agreement was to mature November 7, 1997, at which time the lenders' forbearance would also expire.

In addition to the covenant defaults described in the preceding paragraph, the Finance Company was also in violation of the covenants, as of September 30, 1997, relating to the ratio of adjusted net income to interest expense and the ratio of the previous twelve months of charge offs to the allowance for loan losses and nonrefundable dealer discount, neither of which were included as existing events of default in the October 7, 1997, amendment and restatement of the Credit Facility owing to the fact that final results for September were not yet available and therefore were not subject to forbearance.

As of November 7, 1997, the Finance Company and lenders agreed to extend the maturity of the revolving credit agreement and the forbearance period through November 21, 1997. There is no assurance that it will be extended further. Failure to receive an extension of the revolving credit agreement and forbearance at such time could cause the Finance Company to seek the protection afforded by bankruptcy proceedings.

During the fourth quarter of 1996, the Finance Company through a securitization subsidiary borrowed $126,060,667 at a fixed rate of 6.10% in a securitized debt financing transaction. The gross unpaid balance of $72,758,743 at September 30, 1997 was secured by $79,180,679 of the Company's finance receivables and $3.6 million in cash. Under the agreement, all principal portions of payments received on the underlying collateral plus interest at 6.10% are paid monthly to the noteholders. The remaining collections from the collateral, less a 3% servicing fee paid monthly to the Finance Company, are retained by the Trustee as additional collateral subject to a maximum credit support amount (as defined).

The agreement includes financial covenants relating to the ratio of delinquencies (as defined), the ratio of defaulted receivables (as defined), and minimum requirements for tangible net worth (as defined). Violation of these provisions has resulted in an increase in the credit support amount to a level equaling all excess collections (as defined).

As of September 30, 1997, the Finance Company was in default of the covenants relating to the ratio of delinquent receivables, defaulted receivables, tangible net worth, and the obligation to repurchase certain receivables whose terms were modified in violation of the Finance Company's extension policy. The note insurer has waived these defaults, with respect to the more rapid pay down of the notes and possible replacement of the Finance Company as servicer of the

                        RELIANCE ACCEPTANCE GROUP, INC.

receivables, subject to the reservation of certain future rights relating to remedies for such default. Based on the current level of delinquent and defaulted receivables, the Finance Company will continue to be in default of these covenants through the end of 1997. As a result, the Finance Company will request waivers from the note insurer on a monthly basis, although there can be no assurance that any such waivers will be received. If waivers are not received, all excess collections on the receivables and cash reserves held by the securitization subsidiary may be used to pay down the notes on an accelerated basis. In addition, the Finance Company could be replaced as the servicer causing the Finance Company to lose the 3% servicing fee and, perhaps more importantly, providing a practical impediment to transferring servicing rights in a merger, sale or recapitalization. The Note Insurer has indicated that both of these options are under consideration. Additionally, the risk exists that the securitization subsidiary will contain no equity at the end of the securitization, i.e. there would be no cash remaining to be distributed to the Finance Company in the subsidiary after all notes are paid in full, unless collections on outstanding receivables improve.

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
                                                                 ==========

                        RELIANCE ACCEPTANCE GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the net income of the discontinued operations for the period of January 1, 1997 to February 11, 1997 and the three and nine months ended September 30, 1996 is as follows (in thousands):

                                       For the period of  For the three months  For the nine months
                                         Jan. 1, 1997            ended                 ended
                                       to Feb. 11, 1997    September 30, 1996   September 30, 1996
                                       -----------------  --------------------  -------------------

      Net interest income                   $ 8,566             $ 18,128             $ 54,135
      Provision for loan losses                (420)              (1,053)              (3,005)
      Noninterest income                      1,930                4,052               12,195
      Noninterest expense                    (6,466)             (14,682)             (45,692)
      Income taxes                           (1,328)              (1,936)              (5,486)
                                            -------             --------             --------
          Net Income                        $ 2,282             $  4,509             $ 12,147
                                            =======             ========             ========

5. Tax Matters

The Taxpayer Relief Act of 1997 ("the Act") was signed into law in August of 1997. A provision of the Act is to reduce a corporation's net operating loss carryback period from three years to two years beginning after August 5, 1997. For tax reporting purposes, this new law allows net operating losses, if any, incurred in 1998 to be carried back to 1996, when the Company reported modest taxable income, compared to prior law, which would have permitted any 1998 net operating losses to carry back to 1995, when the Company reported significant taxable income. For financial reporting purposes, the change in the tax law will increase the uncertainty regarding the realizability of the full deferred tax asset that is recorded in the September 30, 1997 financial statements, because as of January 1, 1998, the reversal of temporary tax differences that gave rise to deferred taxes, primarily the provision for credit losses, can no longer be carried back to periods of significant taxable income. Additionally, the Company has recorded a valuation allowance on deferred tax assets for temporary differences and it is likely that it will continue to do so in the fourth quarter of 1997 due to the reduced carryback period.

                        RELIANCE ACCEPTANCE GROUP, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2

The following presents management's discussion and analysis of the results of operations of the Company for the three and nine months ended September 30, 1997, and the financial condition of the Company as of September 30, 1997. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes presented elsewhere in this Form 10-Q.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management, and that are subject to certain risks or uncertainties. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," " believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company cautions readers of this Quarterly Report on Form 10-Q that a number of important factors could cause the Company's actual results, performance or achievements in 1997 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, risks associated with dependence on a single business segment and other risks and uncertainties relating to the separation of the traditional commercial and consumer banking business from the Company in the split-off: dependence on sales of automobiles and related demand by consumers for financing; general economic and business conditions affecting the Company's customers; the continued ability of the Company to (a) find expansion opportunities and to successfully implement the Company's expansion strategy, (b) to obtain new sources of funds through securitizations of automobile loans, public or private offerings of debt securities or otherwise, or maintain existing sources of funds, (c) to establish and maintain relationships with automobile dealers and (d) to purchase an increased number of loans meeting the Company's underwriting standards; changes in interest rates; the adequacy of the Finance Company's dealer reserves and allowance for credit losses; competition from other finance companies and financial institutions; the impact of any other strategic transactions undertaken by the Company; federal and state legislation, regulation and supervision; the risk that a portion of the sales finance contracts purchased by the Finance Company will become defaulted contracts or be subject to certain claims of defenses which automobile buyers may assert against automobile dealers or the Finance Company as the holder of the contracts; contractual restrictions on the payment of dividends. These and other factors are more fully described in the Company's other filings with the Securities and Exchange Commission, including, without limitation, the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders and the Company's Prospectus dated May 25, 1994. Further, the statements herein are made based on the assumption that the Company continues as a going concern. See "Liquidity" in "Management's Discussion and Analysis of the Results of Operations and Financial Condition."

                        RELIANCE ACCEPTANCE GROUP, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Overview

The Company has operated in the financial services industry, engaged primarily in the banking and consumer loan acceptance business. As a result of the split-off, the Finance Company, along with the used automobile receivables business of the Bank, constitutes the sole business operations of the Company. This Management's Discussion and Analysis of Results of Operations and Financial Condition focuses on the continuing operations of the Company and the Finance Company. See Note 1 in "Notes to Condensed Consolidated Financial Statements" for the "Basis of Presentation".

The Finance Company commenced operations in January 1993, and at September 30, 1997, operated in fifteen states. The Finance Company's headquarters are located in San Antonio, Texas. To date, the Finance Company's operations had primarily focused on purchasing closed-end retail sales finance contracts associated with sales of used automobiles.

The Finance Company purchased each sales finance contract in accordance with its underwriting standards and procedures. The majority of automobiles financed by the Finance Company range in age from used current year models to those that are five years old with less than 100,000 miles. Typically, loans have terms ranging from 24 to 60 months at annual interest rates between 18% and 25%. Accounts are repayable in monthly installments and are assessed late payment fees if scheduled payments are not made within ten days of their due date.

FINANCIAL CONDITION

General Condition

The Company's financial condition continued to deteriorate during the third quarter of 1997, and has worsened from that date up to the present time. The Company has no present ability to originate any significant amount of receivables, and is limited to using its net positive cash flow to pay down the lenders under the revolving credit agreement and to spending under a pre-approved weekly budget submitted to its senior lenders. Without the ability to originate loans, the Company has suffered a loss of employees and experienced low employee morale. The Finance Company has consolidated, centralized and reduced its operations, bringing its number of offices down from 53 at December 31, 1996 to 24 at October 31, 1997 and is planning to reduce this further to only seven centralized collection centers by year end. The Company at November 10 had 284 employees, down from 385 at September 30, 1997 and 578 employees at April 30, 1997, and anticipates that it will have less than 250 employees by year end 1997. See "Liquidity" in "Management's Discussion and Analysis of the Results of Operations and Financial Condition".

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Finance Receivables

Net finance receivables declined 2.3% to $375 million at September 30, 1997 from $383 million at December 31, 1996. The decline in finance receivables was primarily attributable to the curtailment, during the third quarter, of new business production for its own portfolio, partially offset by the receipt of $31 million of used automobile finance contracts from the Bank pursuant to the Share Exchange Agreement and increased production volume in existing offices during the first half of the year. The production curtailment is a result of the current inability of the company to raise capital for generating new business. The Finance Company's production volume was $12 million during the third quarter compared to $70 million during the third quarter of 1996, $56 million during the second quarter of 1997 and $93 million during the first quarter of 1997. The Finance Company has used virtually all of its excess cash flow (cash flow after operating expenses) to pay down its revolving credit agreement.

The Company's offices in Texas accounted for approximately 38% of gross finance receivables as of September 30, 1997, offices in Georgia accounted for approximately 12%, and each of the remaining states where offices are located accounted for less than 10%. The total number of offices at November 10 was 17, compared to 34 at September 30, 1997, 46 at September 30, 1996 and 53 at December 31, 1996.

Delinquencies and Repossessions

The Company generally suspends the accrual of interest when an account becomes 90 or more days contractually delinquent.

If an account becomes 60 or more days contractually past due, it is classified as delinquent. The following table sets forth certain information with respect to the Company's 60 day and greater contractually delinquent receivables and repossessed assets (in thousands):

                                                               As of     As of      As of
                                                              9/30/97   12/31/96   9/30/96
                                                              -------   --------   -------
     Gross delinquent receivables (60 days or more past due)  $35,449    $ 8,839   $ 5,631
     Repossessed assets                                         2,541      5,927     6,480
                                                              -------    -------   -------
       Total gross delinquent receivables and repossessed     $37,990    $14,766   $12,111
         assets
                                                              =======    =======   =======
     Delinquent receivables to gross finance receivables         7.53%      1.74%     1.21%
     Delinquent receivables and repossessed assets to gross
       finance receivables plus repossessed assets               8.03%      2.88%     2.57%

The Company's ratios reported above reflect significantly increasing trends with respect to the level of nonperforming loans and repossessions.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Allowance for Credit Losses and Nonrefundable Dealer Discount

The following table summarizes, for the periods indicated, period end and average net finance receivables in addition to the activity in the nonrefundable dealer discount, allowance for credit losses, charges to dealer discount and related ratios:

                                                               Nine Months Ended   Nine Months Ended
                                                               September 30, 1997  September 30, 1996
                                                               ------------------  ------------------

     Finance receivables, net, end of period                        $374,684            $348,663
     Average finance receivables, net                                413,128             295,499

     Allowance for credit loss/Nonrefundable dealer
        discount at January 1                                       $ 15,631            $ 12,655
     Nonrefundable dealer discount established                        11,448              16,551
     Discount accretion                                                   --              (3,106)
     Provision                                                        93,125                  --
     Net charges to allowance for credit loss/dealer discount        (65,738)            (12,135)
                                                                    --------            --------
     Allowance for credit loss/Nonrefundable dealer
        discount at September 30                                    $ 54,466            $ 13,965
                                                                    ========            ========

     Annualized charges to average net finance receivables              21.2%                5.5%
     Allowance for credit loss/Dealer discount to net finance
     receivables at end of period                                       14.5%                4.0%

Net credit losses were $65.7 million and $12.1 million for the nine month periods ending September 30, 1997 and 1996, respectively. The increase in loss experience is due to the significantly increasing trends with respect to both the repossession frequency and the severity of loss on repossessions (expressed as average loss per vehicle, which is currently running at approximately 65% of the contract balance outstanding per unit). Consequently, additional provisions for credit losses may be necessary in the future.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The following table summarizes management's estimate of anticipated losses, by pool, and its evaluation as to the adequacy of the nonrefundable dealer discount and allowance for credit losses (in thousands):


             Volume    Current                     Losses
Subprime   Originated  Balance    Percent          To Date         Expected Losses              Remaining Losses
Pool        $            $     Liquidated      $      Vol. (%)     $      Vol. (%)        $        Vol. (%)      O/S (%)
------------------------------------------------------------------------------------------------------------------------
1Q93         1,347          -       100.0         55     4.1           55      4.1           0          0.0          0.0
2Q93         3,259          -       100.0        157     4.8          157      4.8           0          0.0          0.0
3Q93         7,546         52        99.3        369     4.9          370      4.9           1          0.0          2.5
4Q93         9,217         84        99.1        374     4.1          376      4.1           2          0.0          2.1
        ----------------------------------------------------------------------------------------------------------------
            21,369        136        99.4        955     4.5          958      4.5           3          0.0          2.3

1Q94        16,053        335        97.9        902     5.6          912      5.7          10          0.1          3.0
2Q94        22,085      1,178        94.7      1,652     7.5        1,703      7.7          51          0.2          4.3
3Q94        29,010      2,889        90.0      2,683     9.2        2,832      9.8         150          0.5          5.2
4Q94        30,652      4,439        85.5      3,899    12.7        4,228     13.8         328          1.1          7.4
        ----------------------------------------------------------------------------------------------------------------
            97,800      8,841        91.0      9,136     9.3        9,675      9.9         539          0.6          6.1

1Q95        33,030      6,188        81.3      4,345    13.2        4,836     14.6         491          1.5          7.9
2Q95        49,082     11,969        75.6      7,060    14.4        8,150     16.6       1,090          2.2          9.1
3Q95        58,166     16,979        70.8     10,114    17.4       12,080     20.8       1,966          3.4         11.6
4Q95        68,326     22,403        67.2     14,038    20.5       17,216     25.2       3,178          4.7         14.2
        ----------------------------------------------------------------------------------------------------------------
           208,604     57,539        72.4     35,557    17.0       42,282     20.3       6,725          3.2         11.7

1Q96        78,236     32,917        57.9     15,816    20.2       20,944     26.8       5,128          6.6         15.6
2Q96        77,792     37,977        51.2     14,891    19.1       21,034     27.0       6,144          7.9         16.2
3Q96        70,098     40,229        42.6     11,252    16.1       17,507     25.0       6,255          8.9         15.5
4Q96        77,135     53,578        30.5      9,151    11.9       17,346     22.5       8,195         10.6         15.3
        ----------------------------------------------------------------------------------------------------------------
           303,261    164,701        45.7     51,110    16.9       76,831     25.3      25,721          8.5         15.6

1Q97        81,932     64,690        21.0      6,010     7.3       18,844     23.0      12,834         15.7         19.8
2Q97        42,888     38,034        11.3      1,447     3.4        9,658     22.5       8,210         19.1         21.6
3Q97         2,390      2,120        11.3          8     0.3          215      9.0         207          8.7          9.8
        ----------------------------------------------------------------------------------------------------------------
           127,210    104,844        17.6      7,465     5.9       28,717     22.6      21,251         16.7         20.3

           758,244    336,061        55.7    104,223    13.7      158,463     20.9      54,240          7.2         16.1
Other                  38,623                                                              226                       0.6
                   ----------                                                      -----------                ----------
Total                 374,684                                                           54,466                      14.5
                   ==========                                                      ===========


                        RELIANCE ACCEPTANCE GROUP, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Debt

See Note 3, beginning on page 9, of the "Notes to Condensed Consolidated Financial Statements" for a discussion of debt and the related covenants.

RESULTS OF OPERATIONS

Net Income (Loss)

For the three months ended September 30, 1997, the Company's net loss of $12.8 million represented a decrease of $16.7 million or 424.1% as compared to the $3.9 million of income for the same period of last year. The decrease in income was primarily attributable to the Company's $10 million provision for credit losses, restructuring charges for branch consolidations of $1.9 million, an increase in the interest rate on outstanding debt resulting in a decline in net interest income of $4.5 million, and the inability of the Company to book significant new business.

For the nine months ended September 30, 1997, the Company's net loss of $15.4 million was a decrease of $38.2 million or 167.4% as compared to the $22.8 million of income for the same period last year. The year-to-date loss included a $45.2 million gain from the disposition of discontinued operations, recognized in the first quarter. The Company's net loss of $62.9 million from continuing operations represented a decrease of $73.5 million or 689.7% as compared to the $10.7 million of income for the same period of last year. The decrease in income from continuing operations is primarily attributable to the Company's $93.1 million provision for credit losses established throughout the year. The provision taken in 1997 was necessitated by significant increases in the Company's credit losses in 1997 and the Company's analysis of these losses employing a static pool reserve analysis, which is contained in this report (see page 18). The provisions taken increased the Company's coverage ratio for credit losses (ratio of total reserves to net receivables outstanding) from 4.0% as of September 30, 1996 to 14.5% as of September 30, 1997. Management is actively addressing the issue of the Company's increased credit losses with a view toward significantly lowering such losses in the near term, particularly with respect to new originations, although the Company is originating very little volume at this time (see discussion on production volume included in "Finance Receivables" on page 16). The Company is seeking to lower credit losses through changes to personnel, policies and actual practices. There can be no assurance that the Company will be able to lower such losses.

Net Interest Income

The Company's primary component of income is net interest income, which is the difference between interest earned on finance receivables and interest paid on debt.

For the three months ended September 30, 1997, the Company's net interest income decreased 34.5% to $8.6 million as compared with $13.2 million for the comparable period in 1996. The decrease is attributable to an increase in the interest rate paid on outstanding debt, an increase in delinquencies and the

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



discontinuation of dealer discount accretion. The net interest margin (annualized), which is the ratio of net interest income divided by average finance receivables, was 8.5% as compared to the 15.8% for the same period in 1996.

For the nine months ended September 30, 1997, the Company's net interest income decreased 1.3% to $36.6 million as compared with $37.1 million for the comparable period in 1996. The net interest margin (annualized), was 11.8% as compared to the 16.7% for the same period in 1996. The decrease in net interest margin was a result of higher interest expense due to increased use of the revolving credit agreement resulting from the loss of access to commercial paper, much higher interest expense under the revolving credit agreement, the discontinuation of income accretion from the dealer reserve, a higher delinquency rate and the acquisition of the Bank-qualified used automobile receivables that have a lower yield.

Operating Expenses

In addition to interest expense, the Company incurs operating expenses to conduct its business. The following table summarizes the components of operating expenses for the three and nine months ended September 30, 1997 and 1996 (in thousands):



                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                       % of           % of                  % of            % of
                                               1997    ANR    1996    ANR           1997    ANR     1996    ANR
                                            ------------------------------------------------------------------------
Salaries and employee benefits                5,694    5.7   3,904    4.7         16,067    5.2   10,780    4.9
Occupancy                                       423    0.4     254    0.3          1,193    0.4      683    0.3
Furniture, fixtures and equipment               423    0.4     151    0.2            741    0.2      386    0.2
Computer processing                             113    0.1      93    0.1            349    0.1      321    0.1
Repossession & repair expense                 1,376    1.4   1,267    1.5          4,886    1.6    3,976    1.8
Other operating expenses                      2,218    2.2   1,141    1.4          9,207    3.0    4,336    1.9
Restructuring charges                         1,941    1.9      --    0.0          1,941    0.6       --    0.0
                                             ------   ----   -----    ---         ------   ----   ------    ---
     Total operating expense                 12,188   12.1   6,810    8.2         34,384   11.1   20,482    9.2
                                             ======   ====   =====    ====        ======   ====   ======    ====


ANR = Average net finance receivables

For the three months ended September 30, 1997, operating expenses increased 79.0% from the comparable 1996 period. During the third quarter, the Company expensed restructuring costs associated with the planned branch consolidations. Restructuring costs include lease and severance costs. Overall, operating expenses increased as a percentage of average net finance receivables from 8.2% for the same period in 1996 to 12.1%. Excluding the third quarter restructuring charges of $1.9 million, operating expenses were 10.2%, as compared with 8.2% for the same period of 1996. Headcount declined to 385 at September 30, 1997, from 450 at September 30, 1996. Repossession and repair increased as a result of the significantly increasing trends with respect to the level of nonperforming loans and resulting repossessions.

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



For the nine months ended September 30, 1997, operating expenses increased 67.9%, from the comparable 1996 period. Other operating expenses include a $2.5 million fee paid in June 1997 to a group of lenders, led by Bank America Business Credit, Inc., in consideration for a waiver of certain events of default on the senior debt revolving credit agreement. Overall, operating expenses increased as a percentage of average net finance receivables from 9.2% to 11.1%. Excluding the $2.5 million waiver fee and the third quarter restructuring charges of $1.9 million, operating expenses were 9.7% as compared with 9.2% for the same period of 1996. Salaries and employee benefits, occupancy, furniture, fixtures and equipment, and other operating expenses increased as a result of reaching a high of 57 branches at June 30, 1997 and 578
employees at April 30, 1997.   Headcount declined to 385 at September 30, 1997,
from 450 at September 30, 1996. Repossession and repair increased as a result of the significantly increasing trends with respect to the level of nonperforming loans and resulting repossessions.

LIQUIDITY

In general, the Company has limited liquidity at present. The lenders, under the revolving credit agreement, no longer have any obligation to make advances. In addition, the Company has no meaningful access to any other financing sources at present. As a result, the Company is seeking a merger, sale or recapitalization of the Company, and retained Price Waterhouse LLP in the third quarter to act as its financial advisor in this regard. Failure to obtain an extension prior to the expiration of the revolving credit agreement, which is now set for November 21, 1997, could lead to the Company's decision to seek protection under the federal bankruptcy code, with negative implications for stockholders. In addition, it is possible that to effectuate a merger or sale transaction, a bankruptcy filing requesting approval of the bankruptcy court for such transaction may be necessary. Under this latter scenario, there can be no assurance that a bankruptcy could be concluded in a manner that satisfies stockholders objectives.

The Company's purchase of sales finance contracts have historically been financed with funds drawn pursuant to the senior secured revolving credit agreement, proceeds of asset securitization and cash flow from maturing sales finance contracts. Prior to February 1997, the Company also used commercial paper extensively to fund its operations. As described herein, none of these sources of funds are currently available to finance the Company's operations, except to a very limited extent. If the Company is not able to sell, merge or recapitalize itself in the near term, resorting to federal bankruptcy protection is very likely.

The Company's primary source of funds has been the revolving credit agreement with a group of several lenders, led by Bank America Business Credit, Inc. The arrangement is secured by the finance receivables of the Finance Company, other than those that are part of the securitization described elsewhere herein. As described herein (See "Notes to Financial Statements--Other Debt"), the Company is currently operating under the terms of the Forbearance Letter, under which the lenders agree to forbear from exercising remedies for default under the revolving credit agreement, including acceleration of the full amount of the loan, in exchange for certain agreements by the Finance

                        RELIANCE ACCEPTANCE GROUP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)



Company, including use of all net cash flow in a manner consistent with a budget pre-approved by the lenders. The revolving credit agreement expires on November 21, 1997, at which time the entire amount outstanding under the revolving credit agreement is due and there is no assurance that it will be extended at that time.

The Company's securitization of finance receivables is also currently in default. (See Notes to Financial Statements--Other Debt), although the note insurer is not currently exercising certain remedies for such default, which could include replacement of the Finance Company as servicer for the securitized receivables. In any case, further significant deterioration of the securitized portfolio could result in the Finance Company receiving no residual cash at the end of the securitized portfolio's life, which would otherwise be the case.

See Note 3 in the Notes to "Condensed Consolidated Financial Statements" for further discussion of debt. Also see "Financial Condition" in "Management's Discussion and Analysis of the Results of Operations and Financial Conditions".

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

                        RELIANCE ACCEPTANCE GROUP, INC.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


          In late October, 1997, the Company and numerous other defendants were sued in Delaware Chancery Court in Levin v. Reliance Acceptance Group, Inc. et al. Other defendants include all previous directors of Cole Taylor Financial Group, Inc. in June, 1996, which includes all of the Company's current directors except for Ms. Cathy Cole Williams, as well as Taylor Capital Group, Inc. ("TCG"), three members of the Taylor Family and three other former directors of Cole Taylor Financial Group, Inc. who are now affiliated with TCG. The plaintiff stockholder in the action, which is brought as a class action on behalf of Reliance stockholders, claims that the split-off transaction (described herein on page 6) violated Delaware law, in that it was approved by stockholders who were not adequately informed of all material facts related to the transaction, particularly the true financial condition of the Reliance Acceptance Corporation subsidiary. The claim seeks to rescind the split-off transaction, returning the Company to a consolidated bank holding company or, in the alternative, seeks comparable money damages.

          The Company is also a defendant in a lawsuit that seeks class action certification in Tennessee, alleging numerous violations with respect to the force placing of insurance. Counsel for the Company is currently evaluating this claim.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          See pages 9 through 12.

ITEM 5.   OTHER INFORMATION

          NEW MANAGEMENT AND MANAGEMENT CHANGES

          On September 21, 1997, James T. Moran, who is currently a Senior Managing Director of Price Waterhouse LLP, was elected President and Chief Executive Officer of the Company. Howard B. Silverman, who had occupied the posts of Chairman of the Board and Chief Executive Officer since May 6, 1997, returned to his previous post of Chairman of the Board on September 21, 1997. Prior to Mr. Moran's election, his predecessor as the Corporation's President, Jack E. Plunkitt, resigned his posts and his directorships on September 16, 1997, citing personal reasons.

                        RELIANCE ACCEPTANCE GROUP, INC.
                    PART II - OTHER INFORMATION(Continued)


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits - See Exhibit Index on page 26

          (b) Reports on Form 8-K - the Company filed a Current Report on Form 8-K dated September 30, 1997, to provide information regarding certain significant management changes.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Reliance Acceptance Group, Inc.
                                          --------------------------------------
                                                        (Registrant)


     Date:  November 14, 1997             /s/                     James D. Dolph
     ------------------------             --------------------------------------
                                                                  James D. Dolph
                                                         Chief Financial Officer


                                          /s/                 Lawrence R. Canedy
                                          --------------------------------------
                                                              Lawrence R. Canedy
                                                                       Treasurer


                                          /s/                    Bart R. Vincent
                                          --------------------------------------
                                                                 Bart R. Vincent
                                                                      Controller

                        RELIANCE ACCEPTANCE GROUP, INC.

                                 EXHIBIT INDEX




Exhibit                                                                                       Page
Number           Description of Documents                                                    Number
-------          -----------------------------------------                                ------------

 11              Statement regarding computation of primary earnings per share..........          27

 27              Financial Data Schedule................................................          28
